Form 10-Q
period 1994-03-31
SOUTHERN CALIFORNIA GAS CO
filed 1994-05-16
CIK 92108

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

       [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended        March 31,  1994
                              --------------------------------------------

Commission file number             1-1402
                      ----------------------------------------------------

                         SOUTHERN CALIFORNIA GAS COMPANY
              ------------------------------------------------------
              (Exact name of registrant as specified in its charter)

                  California                           95-1240705
- - ---------------------------------------------      -------------------
(State or other jurisdiction of incorporation       (I.R.S. Employer
               or organization)                    Identification No.)

             555 West Fifth Street, Los Angeles, California 90013-1011
             ---------------------------------------------------------
                     (Address of principal executive offices)
                                  (Zip Code)

                               (213) 244-1200
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
    ---

The number of shares of common stock outstanding on April 29, 1994 was 91,300,000.


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

               SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARY
                 CONDENSED STATEMENT OF CONSOLIDATED INCOME
                           (Thousands of Dollars)

                                       Three Months Ended
                                            March 31
                                      --------------------
                                        1994        1993
                                      --------    --------
                                           (Unaudited)

Operating Revenues                    $689,154    $758,721
                                      --------    --------
Operating expenses:
  Cost of gas distributed              354,087     380,050
  Operation and maintenance            146,062     182,144
  Depreciation                          57,640      55,505
  Income taxes                          32,798      36,167
  Other taxes and franchise
   payments                             30,969      34,253
                                      --------    --------
     Total                             621,556     688,119
                                      --------    --------
Net operating revenue                   67,598      70,602
                                      --------    --------
Other income and (deductions):
  Interest income                          278         765
  Regulatory  Interest                   1,064          37
  Allowance for equity funds used
   during construction                     713       1,196
  Income taxes on non-operating
   income                                  247        (931)
  Other - net                           (1,461)       (587)
                                      --------    --------
     Total                                 841         480
                                      --------    --------
Interest charges and (credits):
  Interest on long-term debt            22,257      25,859
  Other interest                         2,639        (200)
  Allowance for borrowed funds
   used during construction               (406)       (744)
                                      --------    --------
     Total                              24,490      24,915
                                      --------    --------
Net Income                              43,949      46,167
Dividends on preferred stock             2,440       2,533
                                      --------    --------
Net income applicable to
 Common Stock                         $ 41,509    $ 43,634
                                      ========    ========

See Notes to Condensed Consolidated Financial Statements.

              SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARY
                   CONDENSED CONSOLIDATED BALANCE SHEET
                                   ASSETS
                           (Thousands of Dollars)



                                               March 31        December 31
                                                 1994             1993
                                              ----------       -----------
                                              (Unaudited)

Utility Plant                                 $5,456,551        $5,422,549
  Less accumulated depreciation                2,256,402         2,205,043
                                              ----------        ----------
      Utility plant - net                      3,200,149         3,217,506
                                              ----------        ----------

Current Assets:
  Cash and cash equivalents                       33,721            14,533
  Accounts and notes receivable - net            635,168           503,308
  Regulatory accounts receivable                 297,449           443,718
  Gas in storage                                   2,832            53,114
  Materials and supplies                          23,283            20,618
  Prepaid expenses                                20,077            22,971
                                              ----------        ----------
        Total current assets                   1,012,530         1,058,262
                                              ----------        ----------

Deferred Charges                                 712,618           674,452
                                              ----------        ----------

        Total                                 $4,925,297        $4,950,220
                                              ==========        ==========



See Notes to Condensed Consolidated Financial Statements.

               SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARY
                    CONDENSED CONSOLIDATED BALANCE SHEET
                    CAPITALIZATION AND LIABILITIES
                           (Thousands of Dollars)


                                                 March 31         December 31
                                                   1994               1993
                                               ----------         -----------
                                              (Unaudited)

Capitalization:
  Common equity:
      Common stock                             $  834,889         $  834,889
      Retained earnings                           620,456            607,250
                                               ----------         ----------

        Total common equity                     1,455,345          1,442,139
  Preferred stock                                 196,551            196,551
  Long-term debt                                1,235,899          1,235,622
                                               ----------         ----------

         Total capitalization                   2,887,795          2,874,312
                                               ----------         ----------

Current Liabilities:
  Short-term debt                                 177,779            267,000
  Accounts payable                                413,983            417,001
  Accounts payable-affiliates                     509,510            513,306
  Accrued taxes and franchise payments            110,544             21,907
  Deferred income taxes                            21,688             39,542
  Accrued interest                                 39,724             35,007
  Other accrued liabilities                       107,212            129,372
                                               ----------         ----------

        Total current liabilities               1,380,440          1,423,135
                                               ----------         ----------

Deferred Credits:
  Customer advances for construction               45,290             45,493
  Deferred income taxes                           386,228            399,535
  Deferred investment tax credits                  72,237             72,993
  Other deferred credits                          153,307            134,752
                                               ----------         ----------

        Total deferred credits                    657,062            652,773
                                               ----------         ----------

        Total                                  $4,925,297         $4,950,220
                                               ==========         ==========
See Notes to Condensed Consolidated Financial Statements.

               SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARY
               CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
                           (Thousands of Dollars)

                                                      Three Months Ended
                                                           March 31
                                                --------------------------
                                                  1994              1993
                                                --------          --------
                                                        (Unaudited)

Cash Flows From Operating Activities:
  Net income                                    $ 43,949          $ 46,167
  Items not requiring cash                        48,756            58,948
  Net change in other working capital
    components                                   111,066           290,998
                                                --------          --------
      Net Cash provided by operating
       activities                                203,771           396,113
                                                --------          --------

Cash Flows from Investing Activities:
  Expenditures for utility plant                 (39,601)         (47,701)
  Increase in other assets                       (24,952)         (10,665)
                                                --------         --------
      Net cash used in investing activities      (64,553)         (58,366)
                                                --------         --------

Cash Flows from Financing Activities:
  Dividends                                      (30,809)         (36,175)
  Issuance of long-term debt                                      200,000
  Payments of long-term debt                                     (100,000)
  Redemption of preferred stock                                   (75,000)
  Sale of preferred stock                                          75,000
  Decrease in short-term debt                    (89,221)        (215,000)
                                                --------        ---------
     Net Cash used in financing activities      (120,030)        (151,175)
                                                --------        ---------

Increase in Cash and Cash Equivalents             19,188          186,572
Cash and Cash Equivalents - January 1             14,533            1,318
                                                --------        ---------
Cash and Cash Equivalents - March 31            $ 33,721        $ 187,890
                                                ========        =========
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period:
      Interest (net of amount capitalized)      $ 20,820        $  17,285
                                                ========        =========
      Income Taxes                                              $  30,872
                                                ========        =========


See Notes to Condensed Consolidated Financial Statements.

               SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARY
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. SUMMARY OF ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements have been prepared in accordance with the interim period reporting requirements of Form 10-Q. Reference is made to the Form 10-K for the year ended December 31, 1993 for additional information.

Results of operations for interim periods are not necessarily indicative of results for the entire year. In order to match revenues and costs for interim reporting purposes, the Company defers revenue related to costs which are expected to be incurred later in the year. In the opinion of management, the accompanying statements reflect all adjustments which are necessary for a fair presentation. These adjustments are of a normal recurring nature. Certain changes in account classification have been made in the prior years' consolidated financial statements to conform to the 1994 financial statement presentation.


2. RESTRUCTURING OF GAS SUPPLY CONTRACTS AND COMPREHENSIVE SETTLEMENT OF REGULATORY ISSUES

RESTRUCTURING OF GAS SUPPLY CONTRACTS. The Company and its gas supply affiliates have reached agreements with suppliers of California offshore and Canadian natural gas for a restructuring of long-term gas supply contracts. The cost of these supplies to the Company had been substantially in excess of the Company's average delivered cost of gas. During 1993, these excess costs totaled approximately $125 million.

The agreements substantially reduce the ongoing delivered costs of these gas supplies and provide lump sump settlement payments of $375 million to the suppliers. The expiration date for the Canadian gas supply contract has been shortened from 2012 to 2003, and the supplier of California offshore gas continues to have an option to purchase related gas treatment and pipeline facilities owned by the Company's gas supply affiliate. The agreement with the suppliers of Canadian gas is subject to certain Canadian regulatory and other approvals.

COMPREHENSIVE SETTLEMENT OF REGULATORY ISSUES. The Company and a number of interested parties (including the Division of Ratepayer Advocates (DRA) of the CPUC, large noncore customers and ratepayer groups) proposed for CPUC approval a comprehensive settlement (Comprehensive Settlement) of a number of pending regulatory issues including partial rate recovery of restructuring costs associated with the gas supply contracts discussed above. The Comprehensive Settlement, upon approval by the CPUC, would permit the Company to recover in utility rates approximately 80 percent of the contract

               SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARY
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


restructuring costs of $375 million and accelerated amortization of related pipeline assets of its gas supply affiliates of approximately $130 million, together with interest, over a period of approximately five years. In addition to the gas supply issues, the Comprehensive Settlement addresses noncore customer rates, reasonableness reviews, a gas cost incentive mechanism and attrition. The Company reflected the impact of the Comprehensive Settlement in its financial statements in 1993. The Company has filed a financing application with the CPUC primarily for the borrowing of $425 million to provide for funds needed under the Comprehensive Settlement.

On April 20, 1994, the CPUC approved the Comprehensive Settlement, subject to certain conditions. The Company is evaluating these conditions, but does not currently believe they will have a material impact on the financial statements of the Company.


3. GAS COST INCENTIVE MECHANISM

On March 16, 1994, the CPUC approved a new process for evaluating SoCalGas' purchases, replacing the previous process of reasonableness reviews. The new gas cost incentive mechanism (GCIM) is a three-year pilot program beginning April 1, 1994. The GCIM essentially compares SoCalGas' cost of gas with a benchmark level, which is the average price of 30-day firm spot supplies delivered to the SoCalGas market area.

If SoCalGas' cost of gas exceeds the benchmark level by a tolerance band, then the excess costs will be shared equally between ratepayers and shareholders. Savings from gas purchased below the benchmark level will also be shared equally between ratepayers and shareholders. For the first year of the program, the GCIM provides a 4.5 percent tolerance band. For the second and third years of the program, the tolerance band decreases to 4.0 percent.


4. COMMITMENTS AND CONTINGENT LIABILITIES

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

               SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARY
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


In November 1993, a collaborative settlement agreement between the Company and other California energy utilities and the DRA was submitted to the CPUC for approval. The settlement recommends a ratemaking mechanism that would provide recovery of 90 percent of environmental investigation and remediation costs without reasonableness review. In addition, the utilities would have the opportunity to retain a percentage of any insurance recoveries to offset the 10 percent of costs not recovered in rates. On May 4, 1994, the CPUC adopted the cost sharing mechanism discussed above.


5. POSTEMPLOYMENT BENEFITS

Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 112, Employers' Accounting for Postemployment
Benefits (SFAS 112). SFAS 112 requires the accrual of the obligation to provide benefits to former or inactive employees after employment but before retirement. The adoption of SFAS 112 had no impact on earnings since these costs are currently recovered in rates as paid, and as such, have been reflected as a regulatory asset. At March 31, 1994, the total postemployment benefit liability was $39 million.



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Southern California Gas Company (The Gas Company or the Company) is a subsidiary of Pacific Enterprises (Parent) which owns 96 percent of the Company's voting stock, including all of its issued and outstanding common stock. The Gas Company is a public utility owning and operating a natural gas transmission, storage and distribution system that serves almost 16 million persons through approximately 4.7 million meters in 535 cities and communities throughout most of southern California and parts of central California, a service area of 23,000 square miles. The Company is dedicated to providing high quality gas service to residential, commercial, industrial, utility electric generation (UEG) and wholesale customers. The Company is subject to regulation by the California Public Utilities Commission (CPUC) which, among other things, establishes rates the Company may charge for gas service, including an authorized rate of return on investment. Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements and the Company's Annual Report on Form 10-K.

               SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARY
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


RESULTS OF OPERATIONS


Net income for the three months ended March 31, 1994 decreased by $2 million compared to 1993. The decrease in net income was due primarily to a reduction in the Company's authorized rate of return on common equity from
11.9 percent in 1993 to 11.0 percent in 1994 partially offset by the growth in rate base.

Operating revenues and cost of gas distributed for the three months ended March 31, 1994 decreased by $70 million and $26 million, respectively compared to the same period in 1993. The decreases reflect lower volumes of gas sold to core customers as a result of warmer weather in 1994 and decreases in authorized gas margin and the average unit cost of gas.


RECENT CPUC REGULATORY ACTIVITY The Company and a number of interested parties (including the Division of Ratepayer Advocates of the CPUC, large noncore customers and ratepayer groups) have proposed for CPUC approval a comprehensive settlement (Comprehensive Settlement) of a number of pending regulatory issues including partial rate recovery of restructuring costs associated with gas supply contracts (See Note 2 of Notes to Condensed Consolidated Financial Statements). The Comprehensive Settlement, upon approval by the CPUC, would permit the Company to recover in utility rates approximately 80 percent of the contract restructuring costs of $375 million and accelerated depreciation of related pipeline assets of approximately $130 million, together with interest, over a period of approximately five years. The Company has filed a financing application with the CPUC primarily for the borrowing of $425 million to provide for funds needed under the Comprehensive Settlement. On April 20, 1994, the CPUC announced it would approve the Comprehensive Settlement provided certain conditions are accepted by the Company. The Company is currently evaluating the effects of the conditions on the proposed Comprehensive Settlement. For further discussion, see Note 2 of Notes to Condensed Consolidated Financial Statements.

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

               SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARY
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


FACTORS INFLUENCING FUTURE PERFORMANCE. Based on existing ratemaking policies, future Company earnings and cash flow will be determined primarily by the allowed rate of return on common equity, the growth in rate base, noncore pricing and the variance in gas volumes delivered to these customers versus CPUC-adopted forecast deliveries, the recovery of gas and contract restructuring costs if the Comprehensive Settlement is not implemented and the ability of management to control expenses and investment in line with the amounts authorized by the CPUC to be collected in rates. Also, the Company's ability to earn revenues in excess of its authorized return from noncore customers due to volume increases will be substantially eliminated for the five years of the Comprehensive Settlement described above. This is because forecasted deliveries in excess of the 1991 throughput levels used to establish rates were contemplated in estimating the costs of the Comprehensive Settlement at December 31, 1993. The impact of any future regulatory restructuring and increased competitiveness in the industry, including the continuing threat of customers bypassing the Company's system and obtaining service directly from interstate pipelines, could also affect the Company's future performance.

The Gas Company's earnings for 1994 will be affected by the reduction in the authorized rate of return on common equity, reflecting the overall decline in cost of capital, offset by higher rate base than in 1993. For 1994, the Company is authorized to earn a rate of return on rate base of 9.22 percent and an 11.00 percent rate of return on common equity compared to 9.99 percent and 11.90 percent, respectively, in 1993. Rate base is expected to increase by approximately 4 percent to 5 percent in 1994.

The Gas Company's operations are affected by a growing number of environmental laws and regulations. These laws and regulations affect current operations as well as future expansion and also require clean-up of facilities no longer in use. Because of expected regulatory treatment, the Company believes that compliance with these laws will not have a significant impact on its financial statements. For further discussion of regulatory and environmental matters, see Notes 2, 3, and 4 of Notes to Condensed Consolidated Financial Statements.

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

               SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARY
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


CAPITAL EXPENDITURES. For the three months ended March 31, 1994, capital expenditures were $40 million. Capital expenditures for utility plant are expected to be $345 million in 1994 and will be financed by internally-generated funds and by issuance of long-term debt.


LIQUIDITY

Regulatory accounts receivable decreased $146 million reflecting the recovery through increased gas rates of prior undercollections under the regulatory account procedures. As a result, the cash flows generated were available for additional cash requirements. The decrease in gas in storage inventories of $50 million was primarily due to the seasonal withdrawals required to meet the Company's winter demand.



                         PART II.  OTHER INFORMATION


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(b) Reports of Form 8-K filed during the quarter ended March 31, 1994 were as follows:

     Report Date              Item Reported
     -----------              -------------

     January 3, 1994          Item 5 - Other Events

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



SOUTHERN CALIFORNIA GAS COMPANY
- - -------------------------------
        (Registrant)


Ralph Todaro
- - -------------------------------
Ralph Todaro
Vice President-Finance and Controller
(Principal Accounting Officer and duly
 authorized signatory)



Date:  May 16, 1994