Form 10-Q
period 1994-06-30
SOUTHERN CALIFORNIA GAS CO
filed 1994-08-12
CIK 92108

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

       [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended    June 30,  1994, or
                                               ---------------

       [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the transition period from          to
                                             --------    --------
              Commission file number     1-1402
                                    ----------------
                     Southern California Gas Company
        -----------------------------------------------------------
          (Exact name of registrant as specified in its charter)

                  California                            95-1240705
- - ---------------------------------------------      --------------------
(State or other jurisdiction of incorporation       (I.R.S. Employer
               or organization)                    Identification No.)

             555 West Fifth Street, Los Angeles, California 90013-1011
             ----------------------------------------------------------
                      (Address of principal executive offices)
                                    (Zip Code)

                                    (213) 244-1200
             ----------------------------------------------------------
                (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
    ---      ---

The number of shares of common stock outstanding on July 29, 1994 was 91,300,000.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

               SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARY
                 CONDENSED STATEMENT OF CONSOLIDATED INCOME
                           (Thousands of Dollars)

                                    Three Months Ended    Six Months Ended
                                           June 30              June 30
                                    -------------------   -----------------
                                      1994      1993        1994      1993
                                     ------    ------      ------    ------
                                                   (Unaudited)

Operating Revenues                  $630,298  $633,440  $1,319,452 $1,392,161
                                    --------  --------  ---------- ----------
Operating Expenses:
  Cost of gas distributed            251,027   237,196     605,114    617,246
  Operation and maintenance          192,270   209,143     338,332    391,287
  Depreciation                        58,077    56,797     115,717    112,302
  Income taxes                        32,987    36,574      65,785     72,741
  Other taxes and franchise
   payments                           27,843    24,883      58,812     59,136
                                    --------  --------  ---------- ----------
     Total                           562,204   564,593   1,183,760  1,252,712
                                    --------  --------  ---------- ----------
Net Operating Revenue                 68,094    68,847     135,692    139,449
                                    --------  --------  ---------- ----------
Other Income and (Deductions):
  Interest income                        702       575         980      1,340
  Regulatory  interest                   985       637       2,049        674
  Allowance for equity funds used
   during construction                   771     1,302       1,484      2,498
  Income taxes on non-operating
   income                             (1,211)     (515)       (964)    (1,446)
  Other - net                         (1,126)   (1,703)     (2,587)    (2,290)
                                    --------  --------   --------- ----------
     Total                               121       296         962        776
                                    --------  --------   --------- ----------
Interest Charges and (Credits):
  Interest on long-term debt          22,254    23,311      44,511     49,170
  Other interest                         609      (820)      3,248     (1,020)
  Allowance for borrowed funds
   used during construction             (436)     (810)       (842)    (1,554)
                                    --------  --------   --------- ----------
     Total                            22,427    21,681      46,917     46,596
                                    --------  --------   --------- ----------
Net Income                            45,788    47,462      89,737     93,629
Dividends on Preferred Stock           2,565     2,437       5,005      4,970
                                    --------  --------   --------- ----------
Net Income Applicable to
 Common Stock                       $ 43,223  $ 45,025   $  84,732 $   88,659
                                    ========  ========   ========= ==========

See Notes to Condensed Consolidated Financial Statements.

              SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARY
                   CONDENSED CONSOLIDATED BALANCE SHEET
                                   ASSETS
                           (Thousands of Dollars)



                                                June 30       December 31
                                                  1994            1993
                                               ---------      -----------
                                              (Unaudited)

Utility Plant                                  $5,502,189      $5,422,549
  Less accumulated depreciation                 2,300,251       2,205,043
                                               ----------      ----------
      Utility plant - net                       3,201,938       3,217,506
                                               ----------      ----------

Current Assets:
  Cash and cash equivalents                        34,365          14,533
  Accounts and notes receivable - net             312,148         503,308
  Regulatory accounts receivable                  379,200         443,718
  Gas in storage                                   10,943          53,114
  Materials and supplies                           21,180          20,618
  Prepaid expenses                                 15,992          22,971
  Deferred income taxes                            23,220
                                               ----------      ----------
        Total current assets                      797,048       1,058,262
                                               ----------      ----------

Deferred Charges                                  711,425         674,452
                                               ----------      ----------

        Total                                  $4,710,411      $4,950,220
                                               ==========      ==========



See Notes to Condensed Consolidated Financial Statements.

               SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARY
                    CONDENSED CONSOLIDATED BALANCE SHEET
                        CAPITALIZATION AND LIABILITIES
                           (Thousands of Dollars)


                                                June 30          December 31
                                                  1994               1993
                                               ----------        -----------
                                               (Unaudited)

Capitalization:
  Common equity:
      Common stock                             $  834,889         $  834,889
      Retained earnings                           635,376            607,250
                                               ----------         ----------

        Total common equity                     1,470,265          1,442,139
  Preferred stock                                 196,551            196,551
  Long-term debt                                1,205,400          1,235,622
                                               ----------         ----------

         Total capitalization                   2,872,216          2,874,312
                                               ----------         ----------

Current Liabilities:
  Short-term debt                                 179,778            267,000
  Accounts payable                                402,727            417,001
  Accounts payable-affiliates                     326,046            513,306
  Accrued taxes and franchise payments             76,273             21,907
  Deferred income taxes                                               39,542
  Long-term debt due within one year               31,005                  5
  Accrued interest                                 32,612             35,007
  Other accrued liabilities                       122,077            129,367
                                               ----------         ----------

        Total current liabilities               1,170,518          1,423,135
                                               ----------         ----------

Deferred Credits:
  Customer advances for construction               46,205             45,493
  Deferred income taxes                           398,250            399,535
  Deferred investment tax credits                  71,481             72,993
  Other deferred credits                          151,741            134,752
                                               ----------         ----------

        Total deferred credits                    667,677            652,773
                                               ----------         ----------

        Total                                  $4,710,411         $4,950,220
                                               ==========         ==========

See Notes to Condensed Consolidated Financial Statements.

               SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARY
               CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
                           (Thousands of Dollars)

                                                     Six  Months Ended
                                                          June 30
                                                     -----------------
                                                  1994              1993
                                                 ------            ------
                                                        (Unaudited)

Cash Flows From Operating Activities:
  Net income                                    $ 89,737         $  93,629
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation                                115,718           112,302
     Deferred income taxes                        10,393             8,324
     Other                                        (2,136)           (3,939)
  Net change in other working capital
    components                                    83,829           165,729
                                                --------         ---------
      Net cash provided by operating
       activities                                297,541           376,045
                                                --------         ---------

Cash Flows from Investing Activities:
  Expenditures for utility plant                ( 98,708)         (115,902)
  Increase in other assets                      ( 30,072)          (22,391)
                                                --------         ---------
      Net cash used in investing activities     (128,780)         (138,293)
                                                --------         ---------

Cash Flows from Financing Activities:
  Dividends                                     ( 61,707)          (70,401)
  Issuance of long-term debt                                       356,000
  Payments of long-term debt                                      (336,669)
  Redemption of preferred stock                                    (75,000)
  Sale of preferred stock                                           75,000
  Decrease in short-term debt                   ( 87,222)         (188,000)
                                                --------         ---------
     Net cash used in financing activities      (148,929)         (239,070)
                                                --------         ---------

Increase in Cash and Cash Equivalents             19,832            (1,318)
Cash and Cash Equivalents - January 1             14,533             1,318
                                                --------         ---------
Cash and Cash Equivalents - June 30             $ 34,365         $
                                                ========         =========
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period:
      Interest (net of amount capitalized)       $53,507           $54,681
                                                 =======          ========
      Income Taxes                               $30,819          $127,708
                                                 =======          ========

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

Results of operations for interim periods are not necessarily indicative of results for the entire year. In order to match revenues and costs for interim reporting purposes, the Company defers revenues related to costs which are expected to be incurred later in the year. In the opinion of management, the accompanying statements reflect all adjustments which are necessary for a fair presentation. These adjustments are of a normal recurring nature. Certain changes in account classification have been made in the prior years' consolidated financial statements to conform to the 1994 financial statement presentation.


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

The agreements substantially reduce the ongoing delivered costs of these gas supplies and provide lump sump settlement payments of $375 million to the suppliers. The expiration date for the Canadian gas supply contract has been shortened from 2012 to 2003, and the supplier of California offshore gas continues to have an option to purchase related gas treatment and pipeline facilities owned by the Company's gas supply affiliate. The agreement with the suppliers of Canadian gas is subject to certain Canadian regulatory approvals.

COMPREHENSIVE SETTLEMENT OF REGULATORY ISSUES. The Company and a number of interested parties (including the Division of Ratepayer Advocates (DRA) of the California Public Utilities Commission (CPUC), large noncore customers and ratepayer groups) proposed for CPUC approval a comprehensive settlement (Comprehensive Settlement) of a number of pending regulatory issues including partial rate recovery of restructuring costs associated with the gas supply contracts discussed above. The Comprehensive Settlement was approved by the CPUC on July 20, 1994 and will permit the Company to recover in utility rates approximately 80 percent of the contract restructuring costs of $375

               SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARY
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


million and accelerated amortization of related pipeline assets of its gas supply affiliates of approximately $130 million, together with interest, over a period of approximately five years. In addition to the gas supply issues, the Comprehensive Settlement addresses noncore customer rates, reasonableness reviews, a gas cost incentive mechanism and attrition. The Company reflected the impact of the Comprehensive Settlement in its financial statements in 1993. The Company has obtained authorization from the CPUC for the borrowing of up to $425 million primarily to provide for funds needed under the Comprehensive Settlement.


3. GAS COST INCENTIVE MECHANISM

On March 16, 1994, the CPUC approved a new process for evaluating SoCalGas' gas purchases, replacing the previous process of reasonableness reviews. The new gas cost incentive mechanism (GCIM) is a three-year pilot program beginning April 1, 1994. The GCIM essentially compares SoCalGas' cost of gas with a benchmark level, which is the average price of 30-day firm spot supplies delivered to the SoCalGas market area.

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


4. COMMITMENTS AND CONTINGENT LIABILITIES

The Gas Company has identified and reported to California environmental authorities 42 former gas manufacturing sites for which it (together with other utilities as to 21 of the sites) may have remedial obligations under environmental laws. In addition, the Company is one of a large number of major corporations that have been named by federal authorities as potentially responsible parties for environmental remediation of two other industrial sites and a landfill site. As of June 30, 1994, five gas manufacturing sites had been remediated and certified by California environmental authorities. One industrial site had also been removed from the list of environmental liabilities through settlement and subsequent release by the committee of responsible parties and federal authorities. There are 37 gas manufacturing sites which remain to be investigated or remediated, in addition to one landfill site and one industrial disposal site. It is anticipated that the investigation, and if necessary, remediation of these sites will be completed over a period of from 10 years to 20 years.

               SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


In November 1993, a collaborative settlement agreement between the Company and other California energy utilities and the DRA was submitted to the CPUC for approval. The settlement recommended a ratemaking mechanism that would provide recovery of 90 percent of environmental investigation and remediation costs without reasonableness review. In addition, the utilities would have the opportunity to retain a percentage of any insurance recoveries to offset the 10 percent of costs not recovered in rates. On May 4, 1994, the CPUC adopted the cost sharing mechanism discussed above.


5. POSTEMPLOYMENT BENEFITS

Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 112, Employers' Accounting for Postemployment
Benefits (SFAS 112). SFAS 112 requires the accrual of the obligation to provide benefits to former or inactive employees after employment but before retirement. The adoption of SFAS 112 had no impact on earnings since these costs are currently recovered in rates as paid, and as such, have been reflected as a regulatory asset. At June 30, 1994, the total postemployment benefit liability was $40 million.


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


RESULTS OF OPERATIONS

Net income for the three and six months ended June 30, 1994 decreased by $2

               SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARY
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


million and $4 million, respectively, compared to the same periods in 1993. The decrease for both the three months and six months ended June 30, 1994 was due primarily to a reduction in the Company's authorized rate of return on common equity from 11.9 percent in 1993 to 11.0 percent in 1994 partially offset by the growth in rate base and higher earnings from the noncore market.

Operating revenues for the three and six months ended June 30, 1994 decreased $3 million and $73 million, respectively, when compared to the same periods in 1993. The decreases in operating revenues for the three and six months ended June 30, 1994 reflect decreases in authorized gas margin and the average unit cost of gas partially offset by an increase in noncore volumes transported. Cost of gas distributed for the three months ended June 30, 1994 increased $14 million compared to 1993. Cost of gas distributed for the six months ended June 30, 1994 decreased $12 million compared to 1993. The increase in cost of gas distributed for the three months ended June 30, 1994 reflects an increase in volumes sold to core customers as a result of colder weather in 1994 partially offset by a decrease in the average unit cost of gas. The decrease in cost of gas distributed for the six months ended June 30, 1994, reflects lower volumes of gas sold to core customers in 1994 and a decrease in the average unit cost of gas.


RECENT CPUC REGULATORY ACTIVITY The Company and a number of interested parties (including the Division of Ratepayer Advocates of the CPUC, large noncore customers and ratepayer groups) proposed for CPUC approval a comprehensive settlement (Comprehensive Settlement) of a number of pending regulatory issues including partial rate recovery of restructuring costs associated with gas supply contracts (See Note 2 of Notes to Condensed Consolidated Financial Statements). The Comprehensive Settlement was approved by the CPUC on July 20, 1994 and will permit the Company to recover in utility rates approximately 80 percent of the contract restructuring costs of $375 million and accelerated depreciation of related pipeline assets of approximately $130 million, together with interest, over a period of approximately five years. The Company has obtained auhtorization from the CPUC for the borrowing of up to $425 million primarily to provide for funds needed under the Comprehensive Settlement.

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

               SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARY
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


FACTORS INFLUENCING FUTURE PERFORMANCE. Based on existing ratemaking policies, future Company earnings and cash flow will be determined primarily by the allowed rate of return on common equity, the growth in rate base, noncore pricing and throughput and the ability of management to control expenses and investment in line with the amounts authorized by the CPUC to be collected in rates. Also, the Company's ability to earn revenues in excess of its authorized return from noncore customers due to volume increases will be substantially eliminated for the five years beginning August 1, 1994 per the Comprehensive Settlement described above. This is because forecasted deliveries in excess of the 1991 throughput levels used to establish rates were contemplated in estimating the costs of the Comprehensive Settlement at December 31, 1993. The impact of any future regulatory restructuring and increased competitiveness in the industry, including the continuing threat of customers bypassing the Company's system and obtaining service directly from interstate pipelines, could also affect the Company's future performance.

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

In April, the CPUC announced it will review the structure of California's electric utility service, a review that could lead to significant changes in the way California's investor-owned electric utilities do business. The CPUC's proposal has no immediate effect on the Company's operations, although future volumes of natural gas the Company transports for electric utilities could be affected. The Company is closely monitoring the process and has taken an active role in the proceedings because of its considerable experience with natural gas deregulation and because the treatment of some electric utility regulatory issues could have indirect implications for the Company.

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


CAPITAL EXPENDITURES. For the six months ended June 30, 1994, capital expenditures were $99 million. Capital expenditures for utility plant are expected to be approximately $300 million in 1994 and will be financed by internally-generated funds and by issuance of long-term debt.


LIQUIDITY

Regulatory accounts receivable decreased $65 million reflecting the recovery through increased gas rates of prior undercollections under the regulatory account procedures. As a result, the cash flows generated were available for additional cash requirements. The decrease in gas in storage inventories of $42 million was primarily due to the seasonal withdrawals required to meet the Company's winter demand.




                         PART II.  OTHER INFORMATION


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(b) There were no reports on Form 8-K filed during the quarter ended June 30, 1994.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



SOUTHERN CALIFORNIA GAS COMPANY
- - -------------------------------
        (Registrant)


/s/ Ralph Todaro
- - -------------------------------
Ralph Todaro
Vice President-Finance and Controller
(Principal Accounting Officer and duly
 authorized signatory)


Date:  August 12, 1994