Form 10-Q
period 1994-09-30
SOUTHERN CALIFORNIA GAS CO
filed 1994-11-14
CIK 92108

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

       [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended  September 30,  1994, or
                                              -------------------

       [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the transition period from          to
                                             --------    --------
              Commission file number     1-1402
                                    ----------------
                     Southern California Gas Company
        -----------------------------------------------------------
          (Exact name of registrant as specified in its charter)

                  California                            95-1240705
- ---------------------------------------------      --------------------
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

The number of shares of common stock outstanding on October 28, 1994 was 91,300,000.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

               SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARY
                 CONDENSED STATEMENT OF CONSOLIDATED INCOME
                           (Thousands of Dollars)

                                    Three Months Ended    Nine Months Ended
                                       September 30          September 30
                                    ------------------  ---------------------
                                      1994      1993        1994      1993
                                    --------  --------  ---------- ----------
                                                   (Unaudited)

Operating Revenues                  $567,929  $625,172  $1,887,381 $2,017,333
                                    --------  --------  ---------- ----------
Operating Expenses:
  Cost of gas distributed            169,701   241,749     774,815    858,995
  Operation and maintenance          218,060   198,770     556,392    590,057
  Depreciation                        58,637    57,556     174,354    169,858
  Income taxes                        32,562    27,702      98,347    100,443
  Other taxes and franchise
   payments                           21,394    24,125      80,206     83,261
                                    --------  --------  ---------- ----------
     Total                           500,354   549,902   1,684,114  1,802,614
                                    --------  --------  ---------- ----------
Net Operating Revenue                 67,575    75,270     203,267    214,719
                                    --------  --------  ---------- ----------
Other Income and (Deductions):
  Interest income                        368        96       1,348      1,436
  Regulatory  interest                 3,612     1,303       5,661      1,977
  Allowance for equity funds used
   during construction                   686       944       2,170      3,442
  Income taxes on non-operating
   income                             (1,136)    1,275      (2,100)      (171)
  Other - net                           (993)     (516)     (3,580)    (2,806)
                                    --------  --------  ---------- ----------
     Total                             2,537     3,102       3,499      3,878
                                    --------  --------  ---------- ----------
Interest Charges and (Credits):
  Interest on long-term debt          22,257    23,298      66,768     72,468
  Other interest                       3,050     5,598       6,298      4,578
  Allowance for borrowed funds
   used during construction             (392)     (588)     (1,234)   (2,142)
                                    --------  --------  ---------- ----------
     Total                            24,915    28,308      71,832     74,904
                                    --------  --------  ---------- ----------
Net Income                            45,197    50,064     134,934    143,693
Dividends on Preferred Stock           2,665     2,442       7,670      7,412
                                    --------  --------  ---------- ----------
Net Income Applicable to
 Common Stock                       $ 42,532  $ 47,622  $  127,264 $  136,281
                                    ========  ========  ========== ==========

See Notes to Condensed Consolidated Financial Statements.

              SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARY
                   CONDENSED CONSOLIDATED BALANCE SHEET
                                   ASSETS
                           (Thousands of Dollars)



                                            September 30      December 31
                                                1994             1993
                                            ------------      -----------
                                             (Unaudited)

Utility Plant                                 $5,542,871       $5,422,549
  Less accumulated depreciation                2,351,024        2,205,043
                                              ----------       ----------
      Utility plant - net                      3,191,847        3,217,506
                                              ----------       ----------

Current Assets:
  Cash and cash equivalents                       16,185           14,533
  Accounts and notes receivable - net            283,510          503,308
  Regulatory accounts receivable                 467,121          443,718
  Gas in storage                                  92,023           53,114
  Materials and supplies                          20,859           20,618
  Prepaid expenses                                20,006           22,971
  Deferred income taxes                           54,993
                                              ----------       ----------
        Total current assets                     954,697        1,058,262
                                              ----------       ----------

Regulatory Assets                                561,307          674,452
                                              ----------       ----------

        Total                                 $4,707,851       $4,950,220
                                              ==========       ==========



See Notes to Condensed Consolidated Financial Statements.

               SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARY
                    CONDENSED CONSOLIDATED BALANCE SHEET
                        CAPITALIZATION AND LIABILITIES
                           (Thousands of Dollars)


                                           September 30      December 31
                                               1994             1993
                                           ------------      -----------
                                            (Unaudited)

Capitalization:
  Common equity:
      Common stock                           $  834,889       $  834,889
      Retained earnings                         640,475          607,250
                                             ----------       ----------

        Total common equity                   1,475,364        1,442,139
  Preferred stock                               196,551          196,551
  Long-term debt                              1,482,789        1,235,622
                                             ----------       ----------

         Total capitalization                 3,154,704        2,874,312
                                             ----------       ----------

Current Liabilities:
  Short-term debt                                94,874          267,000
  Accounts payable                              334,511          417,001
  Accounts payable-affiliates                   206,131          513,306
  Accrued taxes and franchise payments           76,150           21,907
  Deferred income taxes                                           39,542
  Long-term debt due within one year             79,005                5
  Accrued interest                               14,529           35,007
  Other accrued liabilities                      83,774          129,367
                                             ----------       ----------

        Total current liabilities               888,974        1,423,135
                                             ----------       ----------

Customer Advances for Construction               45,642           45,493
Deferred Income Taxes                           397,599          399,535
Deferred Investment Tax Credits                  70,725           72,993
Other Deferred Credits                          150,207          134,752
                                             ----------       ----------

        Total                                $4,707,851       $4,950,220
                                             ==========       ==========

See Notes to Condensed Consolidated Financial Statements.

               SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARY
               CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
                           (Thousands of Dollars)
                                                      Nine Months Ended
                                                        September 30
                                                  --------------------------
                                                    1994              1993
                                                  ---------        ---------
                                                          (Unaudited)

Cash Flows From Operating Activities:
  Net income                                      $ 134,934        $ 143,693
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation                                   174,354          169,858
     Deferred income taxes                           15,671           12,610
     Other                                           (4,452)          (3,311)
  Net change in other working capital
    components                                     (223,113)          74,331
                                                  ---------        ---------
      Net cash provided by operating
       activities                                    97,394          397,181
                                                  ---------        ---------

Cash Flows from Investing Activities:
  Expenditures for utility plant                   (146,646)        (192,944)
  Increase in other assets                             (261)         (25,954)
                                                  ---------        ---------
      Net cash used in investing activities        (146,907)        (218,898)
                                                  ---------        ---------

Cash Flows from Financing Activities:
  Dividends                                        (101,709)        (103,932)
  Issuance of long-term debt                        325,000          356,000
  Payments of long-term debt                                        (336,669)
  Redemption of preferred stock                                      (75,000)
  Sale of preferred stock                                             75,000
  Increase (decrease)in short term debt            (172,126)         (93,000)
                                                  ---------        ---------
  Net cash provided by (used in)
    financing activities                             51,165         (177,601)
                                                  ---------        ---------

Increase in Cash and Cash Equivalents                 1,652              682
Cash and Cash Equivalents - January 1                14,533            1,318
                                                  ---------        ---------
Cash and Cash Equivalents - September 30          $  16,185        $   2,000
                                                  =========        =========
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period:
      Interest (net of amount capitalized)          $79,675          $68,775
                                                    =======         ========
      Income Taxes                                  $92,130         $143,346
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

Results of operations for interim periods are not necessarily indicative of results for the entire year. In order to match revenues and costs for interim reporting purposes, the Company (SoCalGas or The Gas Company) defers revenues related to costs which they expect to incur later in the year. In the opinion of management, the accompanying statements reflect all adjustments which are necessary for a fair presentation. These adjustments are of a normal recurring nature. Certain changes in account classification have been made in the prior years' consolidated financial statements to conform to the 1994 financial statement presentation.


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

The agreements substantially reduce the ongoing delivered costs of these gas supplies and provide lump sump settlement payments of $375 million to the suppliers. The expiration date for the Canadian gas supply contract has been shortened from 2012 to 2003, and the supplier of California offshore gas continues to have an option to purchase related gas treatment and pipeline facilities owned by the Company's gas supply affiliate. The agreement with the suppliers of Canadian gas is subject to certain regulatory and other approvals.

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

The Company has obtained authorization from the CPUC for the borrowing of up to $425 million primarily to provide for funds needed under the Comprehensive Settlement. As of September 30, 1994, the Company has outstanding $420 million in commercial paper, of which $267 million relates to the Comprehensive Settlement, at an average annual rate of 4.9%. The Company has classified $325 million of the commercial paper as long-term debt since it is the Company's intent (supported by a $325 million multi-year credit agreement) to renew that portion of the debt on a long-term basis.


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

If SoCalGas' cost of gas exceeds the benchmark level by a tolerance band, then the excess costs will be shared equally between ratepayers and shareholders. Savings from gas purchased below the benchmark level will also be shared equally between ratepayers and shareholders. For the first year of the program, the GCIM provides a 4.5 percent tolerance band. For the second and third years of the program, the tolerance band decreases to 4.0 percent. Since the inception of the GCIM through September 30, 1994, the Company's gas purchases were within the tolerance band.


4. COMMITMENTS AND CONTINGENT LIABILITIES

The Gas Company has identified and reported to California environmental authorities 42 former gas manufacturing sites for which it (together with other utilities as to 21 of the sites) may have remedial obligations under environmental laws. As of September 30, 1994, five of these sites have been remediated and two additional sites are in the process of remediation. It is anticipated that the investigation and, if necessary, remediation of the remaining 35 sites will be completed over a period of from 10 years to 20

               SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARY
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


years. In addition, the Company is one of a large number of major corporations identified by the United States Environmental Protection Agency as potentially responsible for environmental remediation of a large landfill site and two industrial waste disposal facilities.

On May 4, 1994, the California Public Utilities Commission approved a collaborative settlement agreement between the Company and other California energy utilities and the Division of Ratepayer Advocates which provides for rate recovery of 90 percent of environmental investigation and remediation costs without reasonableness review. In addition, the utilities will have the opportunity to retain a percentage of any insurance recoveries to offset the 10 percent of costs not recovered in rates.

At September 30, 1994, the Company's estimated remaining investigation and remediation liability was approximately $75 million, which will be recovered through the mechanism described above.


5.  POSTEMPLOYMENT BENEFITS

Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 112, Employers' Accounting for Postemployment
Benefits (SFAS 112). SFAS 112 requires the accrual of the obligation to provide benefits to former or inactive employees after employment but before retirement. The adoption of SFAS 112 had no impact on earnings since these costs are currently recovered in rates as paid, and as such, have been reflected as a regulatory asset. At September 30, 1994, the total postemployment benefit liability was $41 million.


6.  DERIVATIVE FINANCIAL INSTRUMENTS

In October 1994, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments" (SFAS 119), effective for fiscal years ending after December 15, 1994. SFAS 119 requires certain disclosures about financial instruments not covered by SFAS 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk." Adoption of SFAS 119 will have no impact on the Company's financial position or results of operations for the year ended December 31, 1994.

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


RESULTS OF OPERATIONS

Net income for the three and nine months ended September 30, 1994 decreased by $5 million and $9 million, respectively, compared to the same periods in 1993. The decrease for both the three months and nine months ended September 30, 1994 was due primarily to a reduction in the Company's authorized rate of return on common equity from 11.9 percent in 1993 to 11.0 percent in 1994 partially offset by the growth in rate base and higher excess earnings from the noncore market.

Operating revenues for the three and nine months ended September 30, 1994 decreased $57 million and $130 million, respectively, when compared to the same periods in 1993. The decreases in operating revenues for the three and nine months ended September 30, 1994 reflect decreases in authorized gas margin and the average unit cost of gas partially offset by an increase in noncore volumes transported. Cost of gas distributed for the three and nine months ended September 30, 1994 decreased $72 million and $84 million, respectively, when compared to the same periods in 1993. The decreases reflect lower volumes of gas sold to core customers in 1994 and a decrease in the average unit cost of gas. Core volumes decreased as a result of continued sluggishness in the local economy and warmer weather in the first quarter of 1994 compared to 1993. The average unit cost of gas has declined as a result of lower market prices.


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

In August 1993, the Company filed a $134 million rate increase with the CPUC. Included in this BCAP filing is a rate structure designed to further reduce subsidies by nonresidential core customers to residential customers by better aligning residential rates with the cost of providing residential service. The CPUC, in an interim decision, granted the Company a $121 million rate increase effective January 1, 1994. A final CPUC decision is expected in late 1994.


FACTORS INFLUENCING FUTURE PERFORMANCE. Based on existing ratemaking policies, future Company earnings and cash flow will be determined primarily by the allowed rate of return on common equity, the growth in rate base, noncore pricing and throughput and the ability of management to control expenses and investment in line with the amounts authorized by the CPUC to be collected in rates. Also, the Company's ability to earn revenues in excess of its authorized return from noncore customers due to volume increases have been substantially eliminated for the five years beginning August 1, 1994 per the Comprehensive Settlement described above. This is because forecasted deliveries in excess of the 1991 throughput levels used to establish rates were contemplated in estimating the costs of the Comprehensive Settlement at December 31, 1993. The impact of any future regulatory restructuring and increased competitiveness in the industry, including the continuing threat of customers bypassing the Company's system and obtaining service directly from interstate pipelines, could also affect the Company's future performance.

During October, the Company began exploring a new approach for setting rates to its customers. Known as "Performance Based Ratemaking" (PBR), the new method would link financial performance with increases and decreases in productivity and generally would allow for rates to increase by the rate of inflation, less an agreed-upon amount to encourage productivity gains. By rewarding continued cost savings, efficient operations, increased throughput and new business opportunities, PBR is expected to more closely align ratepayer and shareholders' interests. If the Company proposes PBR to the CPUC and it is approved, the change would not occur until 1997 at the earliest.

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

In   April  1994,  the  CPUC  announced  it  will  review  the  structure  of
California's electric utility service, a review that could lead to significant changes in the way California's investor-owned electric utilities do business. The CPUC's proposal has no immediate effect on the Company's operations, although future volumes of natural gas the Company transports for electric utilities could be affected. The Company is closely monitoring the process and has taken an active role in the proceedings because of its considerable experience with natural gas deregulation and because the treatment of some electric utility regulatory issues could have indirect implications for the Company.

Existing interstate pipeline capacity into California currently exceeds demand by at least 1 billion cubic feet per day. Up to 2 billion cubic feet per day of capacity on the El Paso and Transwestern interstate pipeline systems, representing over $230 million of reservation charges annually, may be relinquished within the next few years based on existing contract reduction options and contract expirations. Some of this capacity may not be resubscribed. Current Federal Energy Regulatory Commission (FERC) regulation could permit the cost of unsubscribed capacity to be reallocated to remaining firm customers, including The Gas Company. The Company, as a part of a coalition representing 90% of the firm transportation capacity on the El Paso and Transwestern systems, has recommended that the FERC resolve the financial obligation of unsubscribed capacity by providing the pipelines with balanced incentives in a regulatory structure that incorporates market forces. Under existing regulation in California, The Gas Company would have the opportunity to include its portion of any such reallocated costs in its rates.
Competitive conditions may or may not support higher rates resulting from reallocated costs.

The Gas Company's operations are affected by a growing number of environmental laws and regulations. These laws and regulations affect current operations as well as future expansion and also require clean-up of facilities no longer in use. Based upon current and expected regulatory treatment, the Company believes that compliance with these laws will not have a significant impact on its financial statements. For further discussion of regulatory and environmental matters, see Notes 2, 3, and 4 of Notes to Condensed Consolidated Financial Statements.

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

CAPITAL EXPENDITURES. For the nine months ended September 30, 1994, capital expenditures were $147 million. Capital expenditures for utility plant are expected to be approximately $275 million in 1994 and will be financed by internally-generated funds and by issuance of long-term debt.


LIQUIDITY

Regulatory accounts receivable increased $23 million reflecting higher undercollections under the BCAP regulatory account procedures. This increase is primarily due to the undercollection in the noncore market of interstate pipeline demand and storage charges. The increase in gas in storage inventories of $39 million was primarily due to the seasonal injections required to meet the Company's anticipated winter demand.


PART II.  OTHER INFORMATION


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(b) There were no reports on Form 8-K filed during the quarter ended September 30, 1994.




SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



SOUTHERN CALIFORNIA GAS COMPANY
- -------------------------------
        (Registrant)


/s/ Ralph Todaro
- -------------------------------
Ralph Todaro
Vice President-Finance and Controller
(Principal Accounting Officer and duly
 authorized signatory)


Date:  November 14,  1994