Form 10-K405
period 1994-12-31
SOUTHERN CALIFORNIA GAS CO
filed 1995-03-20
CIK 92108

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                   For the fiscal year ended December 31, 1994
                          Commission file number 1-1402

                         SOUTHERN CALIFORNIA GAS COMPANY
                    -----------------------------------------
             (Exact name of Registrant as specified in its charter)

     California                                          95-1240705
- ------------------------                     ---------------------------------
(State of incorporation)                     (IRS Employer Identification No.)

555 West Fifth Street, Los Angeles, California           90013-1011
- ----------------------------------------------         --------------
   (Address of principal executive offices)              (Zip Code)

                                 (213) 244-1200
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


           Securities registered pursuant to Section 12(b) of the Act:


                                             Name of each exchange
                                             ---------------------
     Title of each class                     on which registered
     -------------------                     -------------------

Preferred Stock                              Pacific Stock Exchange
- ---------------
     6% Cumulative
     Preferred - Series A

     7-3/4% Series Preferred Stock

First Mortgage Bonds                         New York Stock Exchange
- --------------------

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

               Yes   X   No
                   -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


The aggregate market value of Registrant's voting stock (Preferred Stock) held by non-affiliates at March 14, 1995, was approximately $87 million. This amount excludes the market value of 49,369 shares of Preferred Stock held by Registrant's parent, Pacific Enterprises. All of the Registrant's Common Stock is owned by Pacific Enterprises.


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

                                        Information Incorporated
                                        by Reference and Document
          Annual Report                 in Which Information is or
          On Form 10-K                  will be Contained
          ------------                  -----------------------

          Part III            -         Information contained under the captions
                                        "Election of Directors", "Share
                                        Ownership of Directors and "Executive
                                        Officers" and "Executive Compensation"
                                        in Registrant's Information Statement
                                        for its Annual Meeting of Shareholders
                                        scheduled to be held on May 2, 1995.

                                TABLE OF CONTENTS

                                     PART I

Item 1.      Business. . . . . . . . . . . . . . . . . . . . . . . . . . .   5

                       Operating Statistics. . . . . . . . . . . . . . . .   5

                       Service Area. . . . . . . . . . . . . . . . . . . .   7

                       Utility Services. . . . . . . . . . . . . . . . . .   8

                       Demand for Gas. . . . . . . . . . . . . . . . . . .   8

                       Competition . . . . . . . . . . . . . . . . . . . .   9

                       Supplies of Gas . . . . . . . . . . . . . . . . . .   9

                       Rates and Regulation. . . . . . . . . . . . . . . .  12

                       Environmental Matters . . . . . . . . . . . . . . .  13

             Employees . . . . . . . . . . . . . . . . . . . . . . . . . .  13

             Management. . . . . . . . . . . . . . . . . . . . . . . . . .  14

Item 2.      Properties. . . . . . . . . . . . . . . . . . . . . . . . . .  15

Item 3.      Legal Proceedings . . . . . . . . . . . . . . . . . . . . . .  15

Item 4.      Submission of Matters to a Vote of Security Holders . . . . .  15

                                     PART II

Item 5.      Market for Registrant's Common
             Equity and Related Stockholder Matters. . . . . . . . . . . .  16

Item 6.      Selected Financial Data . . . . . . . . . . . . . . . . . . .  16

Item 7.      Management's Discussion and Analysis
             of Financial Condition and Results of
             Operations. . . . . . . . . . . . . . . . . . . . . . . . . .  17

Item 8.      Financial Statements and
             Supplementary Data. . . . . . . . . . . . . . . . . . . . . .  25

Item 9.      Changes in and Disagreements with
             Accountants on Accounting and
             Financial Disclosure. . . . . . . . . . . . . . . . . . . . .  45

                                    PART III

Item 10.     Directors and Executive Officers
             of the Registrant . . . . . . . . . . . . . . . . . . . . . .  46

Item 11.     Executive Compensation. . . . . . . . . . . . . . . . . . . .  46

Item 12.     Security Ownership of Certain
             Beneficial Owners and Management. . . . . . . . . . . . . . .  46

Item 13.     Certain Relationships and Related
             Transactions. . . . . . . . . . . . . . . . . . . . . . . . .  46

                                     PART IV

Item 14.     Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K . . . . . . . . . . . . . . . . . . .  47

                                     PART I

                                ITEM 1. BUSINESS

               Southern California Gas Company (The Gas Company or the Company) is a public utility owning and operating a natural gas distribution, transmission and storage system that supplies natural gas in 535 cities and communities throughout a 23,000-square mile service territory comprising most of southern California and parts of central California. The Gas Company is the principal subsidiary of Pacific Enterprises (the "Parent").

               The Gas Company is the nation's largest natural gas distribution utility. It serves approximately 17 million residential, commercial, industrial, utility electric generation and wholesale customers through approximately 4.7 million meters in its service territory. Most of those meters represent "core" customers, which are primarily residential and small commercial and industrial accounts. The Gas Company's "noncore" customers are served by over 1,200 meters. Noncore customers consist of large-volume gas users such as electric utilities, wholesale and large commercial and industrial customers.

               The Company is subject to regulation by the California Public Utilities Commission (CPUC) which, among other things, establishes rates the Company may charge for gas service, including an authorized rate of return on investment. Under current ratemaking policies, the Company's future earnings and cash flow will be determined primarily by the allowed rate of return on common equity, the growth in rate base, noncore market pricing and the variance in gas volumes delivered to noncore customers versus CPUC-adopted forecast deliveries and the ability of management to control expenses and investment in line with the amounts authorized by the CPUC to be collected in rates. The impact of any future regulatory restructuring, such as performance based ratemaking ("PBR") (See "Rates and Regulation"), and increased competitiveness in the industry, including the continuing threat of customers bypassing the Company's system and obtaining service directly from interstate pipelines, and electric industry restructuring, may also affect the Company's performance.

               For 1995, the CPUC has authorized the Company to earn a rate of return on rate base of 9.67 percent and a 12.00 percent rate of return on common equity compared to 9.22 percent and 11.00 percent, respectively, in 1994.
Growth in rate base for 1994 was approximately 3 percent. Rate base is expected to remain at the same level in 1995. The Company has achieved or exceeded its authorized rate of return on rate base for the last twelve consecutive years.

               The Gas Company was incorporated in California in 1910. Its principal executive offices are located at 555 West Fifth Street, Los Angeles, California 90013 and its telephone number is (213) 244-1200.

                              OPERATING STATISTICS

               The following table sets forth certain operating statistics of the Company from 1990 through 1994.

                              OPERATING STATISTICS

                                                                     Year Ended December 31
                                              ----------------------------------------------------------------------

                                                    1994           1993           1992           1991           1990
                                                    ----           ----           ----           ----           ----
Gas Sales, Transportation & Exchange
Revenues (thousands of dollars):
   Residential                                $1,712,899     $1,652,562     $1,483,654     $1,673,837     $1,547,492
   Commercial/Industrial                         798,180        853,579        836,672        977,065      1,057,030
   Utility Electric Generation                   118,353        147,208        194,639        148,573        235,102
   Wholesale                                      98,354        116,737        128,881        144,779        164,716
   Exchange                                          690          3,745          5,863          7,482          8,496
                                              ----------     ----------     ----------     ----------     ----------
   Total in rates                              2,728,476(1)   2,773,831      2,649,709      2,951,736      3,012,836
   Regulatory balancing accounts
      and other                                (141,952)         37,243        190,216       (21,430)        199,789
                                              ----------     ----------     ----------     ----------     ----------
      Operating Revenue                       $2,586,524     $2,811,074     $2,839,925     $2,930,306     $3,212,625
                                              ----------     ----------     ----------     ----------     ----------
                                              ----------     ----------     ----------     ----------     ----------
Volumes (millions of cubic feet):
   Residential                                   256,400        247,507        243,920        249,522        261,887
   Commercial/Industrial                         347,419        339,706        363,124        460,368        436,330
   Utility Electric Generation                   260,290        212,720        220,642        170,043        158,985
   Wholesale                                     146,279        147,978        149,232        141,931        139,034
   Exchange                                       10,002         16,969         23,888         25,604         30,246
                                               ---------        -------      ---------      ---------      ---------
      Total                                    1,020,390        964,880      1,000,806      1,047,468      1,026,482
                                               ---------        -------      ---------      ---------      ---------
                                               ---------        -------      ---------      ---------      ---------
   Core                                          341,469        338,795        334,630        351,432        372,677
   Noncore                                       678,921        626,085        666,176        696,036        653,805
                                               ---------        -------      ---------      ---------      ---------
      Total                                    1,020,390        964,880      1,000,806      1,047,468      1,026,482
                                               ---------        -------      ---------      ---------      ---------
                                               ---------        -------      ---------      ---------      ---------
   Sales                                         362,624        352,052        355,177        411,414        515,757
   Transportation                                647,764        595,859        621,741        610,450        480,479
   Exchange                                       10,002         16,969         23,888         25,604         30,246
                                               ---------        -------      ---------      ---------      ---------
      Total                                    1,020,390        964,880      1,000,806      1,047,468      1,026,482
                                               ---------        -------      ---------      ---------      ---------
                                               ---------        -------      ---------      ---------      ---------

Revenues (per thousand cubic feet):
   Residential                                     $6.68          $6.68          $6.08          $6.71          $5.91
   Commercial/Industrial                           $2.30          $2.51          $2.30          $2.12          $2.42
   Utility Electric Generation                     $0.45          $0.69          $0.88          $0.87          $1.48
   Wholesale                                       $0.67          $0.79          $0.86          $1.02          $1.18
   Exchange                                        $0.07          $0.22          $0.25          $0.29          $0.28
Customers
   Active Meters (at end of period):
   Residential                                 4,483,324      4,459,250      4,445,500      4,429,896      4,381,563
   Commercial                                    187,518        187,602        189,364        193,051        193,409
   Industrial                                     23,505         23,924         24,419         25,642         26,530
   Utility Electric Generation                         8              8              8              8              8
   Wholesale                                           3              3              2              2              2
                                               ---------      ---------      ---------      ---------      ---------
      Total                                    4,694,358      4,670,787      4,659,293      4,648,599      4,601,512
                                               ---------      ---------      ---------      ---------      ---------
                                               ---------      ---------      ---------      ---------      ---------
Residential Meter Usage (annual average):
   Revenues                                         $383           $371           $334           $380           $356
   Volumes (thousands of cubic feet)                57.4           55.6           55.0           56.6           60.3
System Usage (millions of cubic feet):
   Average Daily Sendout                           2,795          2,611          2,717          2,881          2,824
   Peak Day Sendout                                4,350          4,578          4,547          4,356          5,267
   Sendout Capability (at end of period)           7,570          7,351          7,419          7,073          7,073
Degree Days(2):
   Number                                          1,438(3)       1,203          1,258          1,409          1,432
   Average (20 Year)                               1,418          1,430          1,458          1,474          1,506
   Percent of Average                             101.4%          84.1%          86.3%          95.6%          95.1%

Population of Service Area
(estimated at year end)                       17,070,000     15,600,000     15,600,000     15,600,000     15,100,000

(1) Beginning January 1, 1994, rates included the ratepayer's portion of the Comprehensive Settlement (the amount included in rates for 1994 was $119 million).

(2) The number of degree days for any period of time indicates whether the temperature is relatively hot or cold. A degree day is recorded for each degree the average temperature for any day falls below 65 degrees Fahrenheit.

(3)  Estimated calendar degree days.

                                  SERVICE AREA

               The Gas Company distributes natural gas throughout a 23,000-square mile service territory with a population of approximately 17 million people. As indicated by the following map, its service territory includes most of southern California and parts of central California.



                 [MAP OF THE GAS COMPANY'S SERVICE TERRITORY]



Natural gas service is also provided on a wholesale basis to the distribution systems of the City of Long Beach, San Diego Gas & Electric Company and Southwest Gas Company.

                                UTILITY SERVICES

               The Gas Company's customers are separated, for regulatory purposes, into core and noncore customers. Core customers are primarily residential and small commercial and industrial customers, without alternative fuel capability. Noncore customers primarily include utility electric generation, wholesale and large commercial and industrial customers. Noncore customers are sensitive to the price relationship between natural gas and alternate fuels, and are capable of readily switching from one fuel to another, subject to air quality regulations.

               The Gas Company offers two basic utility services, sale of gas and transmission of gas. Residential customers and most other core customers purchase gas directly from The Gas Company. Noncore customers and large core customers have the option of purchasing gas either from The Gas Company or from other sources (such as brokers or producers) for delivery through the Company's transmission and distribution system. Smaller customers are permitted to aggregate their gas requirements and also to purchase gas directly from brokers or producers, up to a limit of 10 percent of the Company's core market. The Gas Company generally earns the same margin whether the Company buys the gas and sells it to the customer or transports gas already owned by the customer. (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Operating Results.")

               The Gas Company continues to be obligated to purchase reliable supplies of natural gas to serve the requirements of its core customers. However, the only gas supplies that the Company may offer for sale to noncore customers are the same supplies that it purchases to serve its core customers.

               The Gas Company also provides a gas storage service for noncore customers on a bid basis. The storage service program provides opportunities for customers to store gas on an "as available" basis during the summer to reduce winter purchases when gas costs are generally higher, or to reduce their level of winter curtailment in the event temperatures are unusually cold. During 1994, The Gas Company stored approximately 24 billion cubic feet of customer-owned gas.

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

               During 1994, 97 percent of residential energy customers in the Company's service territory used natural gas for water heating and 94 percent for space heating. Approximately 78 percent of those customers used natural gas for cooking and 72 percent for clothes drying.

               Demand for natural gas by noncore customers such as large volume commercial, industrial and electric generating customers is very sensitive to the price of alternative competitive fuels. These customers number only approximately 1,200; however, during 1994, they accounted for approximately 17 percent of total gas revenues, 67 percent of total gas volumes delivered and 14 percent of the authorized gas margin. Changes in the cost of gas or alternative fuels, primarily fuel oil, can result in significant shifts in this market, subject to air quality regulations. Demand for gas for UEG use is also affected by the price and availability of electric power generated in other areas and purchased by the Company's UEG customers.

                                   COMPETITION

               Since interstate pipelines began operations in The Gas Company's service territories, the Company's throughput to customers in the Kern County area who use natural gas to produce steam for enhanced oil recovery projects has decreased significantly because of the bypass of the Company's system. The decrease in revenues from enhanced oil recovery customers is subject to full balancing account treatment, except for a five percent incentive to the Company for attaining certain throughput levels, and therefore, does not have a material impact on earnings. However, bypass of other Company markets also may occur. The Company is fully at risk for lost noncore volumes due to competition, and would not receive balancing account treatment except in the enhanced oil recovery market.

               In order to respond to certain bypass threats, the Company has received authorization from the CPUC for expedited review of price discounts proposed for long-term gas transportation contracts with some noncore customers. The CPUC has also approved changes in the methodology for allocating the Company's costs between core and noncore customers to reduce the subsidization of core customer rates by noncore customers. These decisions have resulted in a reduction of noncore rates and a corresponding increase in core rates that better reflects the cost of serving each customer class and, together with price discounting authority, has enabled the Company to better compete with new interstate pipelines for noncore customers. In addition, in August 1993 a capacity brokering program was implemented. Under the program, for a fee, the Company provides to noncore customers, or others, a portion of its control of interstate pipeline capacity to allow more direct access to producers. Also, the Comprehensive Settlement (See "Item 7. Management's Discussion and Analysis of Financial Condition and Result of Operations - Ratemaking Procedures - Comprehensive Settlement of Regulatory Issues.") will help improve the Company's competitiveness by reducing the cost of transportation service to noncore customers.

               Historically, environmental laws have favorably impacted the use of natural gas in the Company's service territory, particularly by utility electric generation customers. However, increasingly complex administrative requirements may discourage natural gas use by large commercial and industrial customers.

               In April 1994, the CPUC announced it would review the structure of California's electric utility service, a review that could lead to significant changes in the way investor-owned utilities conduct business, including the amount of electricity purchased from out-of-state suppliers. The CPUC's proposed deregulation of electricity sales by the year 2002 may affect the future volumes of natural gas the Company transports for electric utilities. Utility electric generation customers currently account for 26 percent of the Company's annual throughput. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Factors Influencing Future Performance - Electric Industry Restructuring."

                                 SUPPLIES OF GAS

               In 1994, The Gas Company delivered approximately 1 trillion cubic feet of natural gas through its system. Approximately 65 percent of these deliveries were customer-owned gas for which The Gas Company provided transportation services, compared to 64 percent in 1993. The balance of gas deliveries was gas purchased by The Gas Company and resold to customers.

               Most of the natural gas delivered by The Gas Company is produced outside of California. These supplies are delivered to the California border by interstate pipeline companies

(primarily El Paso Natural Gas Company and Transwestern Natural Gas Company) that provide transportation services for supplies purchased from other sources
by The Gas Company or its transportation customers.   These supplies enter The
Gas Company's intrastate transmission system at the California border for delivery to customers.

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

               Existing interstate pipeline capacity into California exceeds current demand by over 1 billion cubic feet per day. Up to 2 billion cubic feet per day of capacity on the El Paso and Transwestern interstate pipeline systems, representing over $175 million and $55 million, respectively, of reservation charges annually, may be relinquished within the next few years based on existing contract reduction options and contract expirations. Some of this capacity may not be resubscribed. Current FERC regulation could permit costs of unsubscribed capacity to be allocated to remaining firm service customers, including The Gas Company. Under existing regulation in California, the Company would have the opportunity to include its portion of any such reallocated costs in its rates. If competitive conditions did not support higher rates resulting from these reallocated costs, then the Company would be at risk for lost revenues in the noncore market.

               The Company, as a part of a coalition of customers who hold 90 percent of the firm transportation capacity rights on the El Paso and Transwestern systems, has offered a proposal for market based rates with balanced incentives to El Paso and Transwestern to resolve the issue of unsubscribed capacity. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Influencing Future Performance - Excess Interstate Pipeline Capacity."

               The following table sets forth the sources of gas deliveries by The Gas Company from 1990 through 1994.

                                 SOURCES OF GAS
                                 --------------

                                                                 Year Ended December 31
                                         ----------------------------------------------------------------------
                                               1994           1993           1992           1991           1990
                                               ----           ----           ----           ----           ----
Gas Purchases: (Millions of Cubic Feet)

Market Gas:
   30-Day                                    98,071         84,696         20,695        139,649        148,849
   Other                                    148,371        159,197        198,049        168,486        225,710
                                          ---------        -------      ---------      ---------      ---------
   Total Market Gas                         246,442        243,893        218,744        308,135        374,559

Affiliates                                  101,276         96,559         99,226         98,566        103,406
California Producers &
   Federal Offshore                          36,158         28,107         42,262         39,613         52,633
                                          ---------        -------      ---------      ---------      ---------

   Total Gas Purchases                      383,876        368,559        360,232        446,314        530,598
Customer-Owned Gas and
   Exchange Receipts                        658,293        622,307        641,080        629,038        531,263

Storage Withdrawal
 (Injection) - Net                           (9,299)        (9,498)        14,379        (8,451)       (13,288)

Company Use and
 Unaccounted For                            (12,480)       (16,488)       (14,885)       (19,432)       (22,091)
                                          ---------        -------      ---------      ---------      ---------

   Net Gas Deliveries                     1,020,390        964,880      1,000,806      1,047,469      1,026,482
                                          ---------        -------      ---------      ---------      ---------
                                          ---------        -------      ---------      ---------      ---------
Gas Purchases: (Thousands of dollars)
 Commodity Costs                         $  643,865     $  815,145     $  805,550     $1,071,445     $1,371,854
 Fixed Charges*                             368,516        397,714        397,579        358,294        405,233
                                         ----------     ----------     ----------     ----------     ----------

   Total Gas Purchases                   $1,012,381     $1,212,859     $1,203,129     $1,429,739     $1,777,087
                                         ----------     ----------     ----------     ----------     ----------
                                         ----------     ----------     ----------     ----------     ----------

Average Cost of Gas Purchased
(Dollars per Thousand Cubic Feet)**           $1.68          $2.21          $2.24          $2.40          $2.59
                                              -----          -----          -----          -----          -----
                                              -----          -----          -----          -----          -----

* Fixed charges primarily include pipeline demand charges, take or pay settlement costs and other direct billed amounts allocated over the quantities delivered by the interstate pipelines serving the Company.

**   The average commodity cost of gas purchased excludes fixed charges.

               Market sensitive gas supplies (supplies purchased on the spot market as well as under longer-term contracts ranging from one month to ten years based on spot prices) accounted for approximately 64 percent of total gas volumes purchased by the Company during 1994, as compared with 66 percent and 61 percent, respectively, during 1993 and 1992. These supplies were generally purchased at prices significantly below those for other long-term sources of supply.

               On March 16, 1994, the CPUC approved a new process for evaluating the Company's gas purchases substantially replacing the previous process of reasonableness reviews. The new "Gas Cost Incentive Mechanism" ("GCIM") is a three-year pilot program that began in April 1994. The GCIM essentially compares the Company's cost of gas with a benchmark level. See "Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Ratemaking Procedures - GCIM."

               The Gas Company estimates that sufficient natural gas supplies will be available to meet the requirements of its customers into the next century.

                              RATES AND REGULATION

               The Gas Company is regulated by the CPUC. The CPUC consists of five commissioners appointed by the Governor of California for staggered six-year terms. It is the responsibility of the CPUC to determine that utilities operate in the best interest of the ratepayer with an opportunity to earn a reasonable profit. The regulatory structure is complex and has a very substantial impact on the profitability of the Company.

               Under current ratemaking procedures, the return that the Company is authorized to earn is the product of an authorized rate of return on rate base and the amount of rate base. Rate base consists primarily of net investment in utility plant. Thus, the Company's earnings are affected by changes in the authorized rate of return on rate base and the growth in rate base and by the Company's ability to control expenses and investment in rate base within the amounts authorized by the CPUC in setting rates. In addition, the Company's ability to achieve its authorized rate of return is affected by other regulatory and operating factors. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Ratemaking Procedures."

               The Gas Company's operating and fixed costs, including return on rate base, are allocated between core and noncore customers under a methodology that is based upon the costs incurred in serving these customer classes. For 1995, approximately 89 percent of the CPUC-authorized gas margin has been allocated to core customers and 11 percent to noncore customers, including wholesale customers. Under the current regulatory framework, costs may be reallocated between the core and the noncore customer classes once every other year in a biennial cost allocation proceeding (BCAP).

               During 1994, the Company began exploring a new approach for setting rates to its customers known as "Performance Based Ratemaking." This new approach, PBR, would maintain cost based rates but would link financial performance with increases and decreases in productivity and generally would allow for rates to increase by the rate of inflation, less an agreed upon adjustment for productivity improvements. The Gas Company proposes to file a PBR application with the CPUC in 1995, and if approved, the change would not take effect until January 1, 1997, at the earliest. Although PBR could result in increased earnings volatility, the Company would have the opportunity to improve financial performance to the extent it was able to reduce expenses, increase energy deliveries and generate profits from new products and services. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Influencing Future Performance."

                              ENVIRONMENTAL MATTERS

               The Gas Company has identified and reported to California environmental authorities 42 former gas manufacturing sites for which it (together with other utilities as to 21 of the sites) may have remedial obligations under environmental laws. As of December 31, 1994, eight of the sites have been remediated, of which five have received certification from the California Environmental Protection Agency. Preliminary investigations, at a minimum, have been completed on thirty-three of the sites, including those sites at which the remediations described above have been completed. In addition, the Company is one of a large number of major corporations that have been identified as a potentially responsible party for environmental remediation of three industrial waste disposal sites and a landfill site. These 46 sites are in various stages of investigation or remediation. It is anticipated that the investigation, and if necessary, remediation of these sites will be completed over a period of from ten years to twenty years.

               In May 1994, the CPUC approved a collaborative settlement between the Company and other California utilities and the Division of Ratepayer Advocates which provides for rate recovery of 90 percent of environmental investigation and remediation costs without reasonableness review. In addition, the utilities have the opportunity to retain a percentage of any insurance recovery to offset the 10 percent of costs not recovered in rates.

               At December 31, 1994, the Company's estimated remaining liability for investigation and remediation for the 46 sites was approximately $65 million, which it is authorized to recover through the rate recovery mechanism described above. The estimated liability is subject to future adjustment pending further investigation. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Factors Influencing Future Performance - Environmental Matters." Because of the current and expected rate recovery, the Company believes that compliance with environmental laws and regulations will not have a material adverse effect on its financial statements.

                                    EMPLOYEES

               The Company employs approximately 8,200 persons. Most field, clerical and technical employees of the Company are represented by the Utility Workers' Union of America or the International Chemical Workers' Union. Collective bargaining agreements covering these approximately 5,560 employees expire with respect to wages and working conditions on March 31, 1996 and with respect to medical benefits on December 31, 1995. The agreement with respect to all benefits except medical expires on March 31, 1995, and the Company is currently in the process of negotiating a new agreement.

               In order to enhance its overall competitiveness, the Company has also continued to downsize. In 1994, approximately 800 positions were eliminated and the Company expects to eliminate another 300-500 positions in 1995 as a result of efficiency and productivity improvements, and more reductions will result from organizational realignment. In addition, the Company has a competitive benchmarking program that compares the costs of retaining certain support functions versus outsourcing them. Functions which cannot be performed at competitive rates may be contracted to outside providers.

                                   MANAGEMENT

               The executive officers of Southern California Gas Company are as follows:

                                                                  Became an
                                                                  Executive
Name                   Age     Position                           Officer
- ----                   ---     --------                           -------
Warren I. Mitchell     57      President                          August 1981

Lloyd A. Levitin       62      Executive Vice President and       June 1993
                               Chief Financial Officer

Debra L. Reed          38      Senior Vice President              August 1988

Lee M. Stewart         49      Senior Vice President              November 1990

Paul J. Cardenas       48      Vice President                     January 1995

Pamela J. Fair         36      Vice President                     January 1995

Eric B. Nelson         45      Vice President                     January 1995

Richard M. Morrow      45      Vice President                     January 1995

Roy M. Rawlings        50      Vice President                     January 1987

Anne S. Smith          41      Vice President                     November 1991

George E. Strang       55      Vice President                     July 1984

Ralph Todaro           44      Vice President and Controller      November 1988

Dennis V. Arriola      34      Treasurer                          August 1994


All of the Company's executive officers have been employed by the Company, the Parent, or its affiliates in management positions for more than the past five years, except for Mr. Arriola. From 1987 until joining the Company in August 1994, Mr. Arriola was a Vice President of Bank of America NT&SA (1992-1994) and a Vice President of Security Pacific National Bank (1987-1992).

               Executive officers are elected annually and serve at the pleasure of the Board of Directors. There are no family relationships among any of the Company's executive officers.

                               ITEM 2.  PROPERTIES

               At December 31, 1994, The Gas Company owned approximately 3,040 miles of transmission and storage pipeline, 42,683 miles of distribution pipeline and 42,647 miles of service piping. It also owned 13 transmission compressor stations and 6 underground storage reservoirs (with a combined working storage capacity of approximately 116 billion cubic feet) and general office buildings, shops, service facilities, and certain other equipment necessary in the conduct of its business.

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

                    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                               OF SECURITY HOLDERS

               No matters were submitted during the fourth quarter of 1994 to a vote of the Company's security holders.

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

                    RANGE OF MARKET PRICES OF PREFERRED STOCK

Three Months Ended               1994                               1993
- --------------------------------------------------------------------------------------------
Preferred Stock:       7 3/4%            6%-Series A       7 3/4%            6%-Series A
                       ------            -----------       ------            -----------
March 31              $26 1/4 - 24 5/8  $21 1/2 - 20      $27     - 24 5/8  $21 5/8 - 19 1/2
June 30               $25 1/4 - 23 1/4  $20 3/4 - 18 3/4  $27     - 25 1/8  $22 3/4 - 20
Sept. 30              $24 1/4 - 22 3/8  $19 1/2 - 17 3/4  $27     - 26      $23 1/4 - 22 1/4
Dec. 31               $23 3/8 - 21      $18     - 16 1/4  $26 7/8 - 25 1/2  $22 3/4 - 20 1/4

               Market prices for the preferred stock were obtained from the Pacific Stock Exchange. (The 7 3/4% preferred stock began trading in April 1993 therefore, estimates for the first quarter were obtained from the underwriter). The 6% Preferred Stock and the Flexible Auction Series Preferred Stock, Series A and Series C are not listed on any exchange.

                        ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data of the Company for 1990 through 1994.

                             SELECTED FINANCIAL DATA

                  ---------------------------------------------------------------------------
                                               Year Ended December 31
- ---------------------------------------------------------------------------------------------
(Thousands of                1994           1993           1992           1991           1990
Dollars)                     ----           ----           ----           ----           ----
- --------
Operating revenues     $2,586,524     $2,811,074     $2,839,925     $2,930,306     $3,212,625

Net income             $  190,513     $  193,676     $  194,716     $  211,792*    $  177,744

Total assets           $4,775,763     $4,950,220     $4,155,399     $4,059,186     $4,013,497

Long-term debt         $1,396,931     $1,235,622     $1,147,198     $1,147,132     $1,016,493

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

                  ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Southern California Gas Company (the "Company") is a subsidiary of Pacific Enterprises (the "Parent"). The Company, a public utility, provides natural gas distribution, transmission and storage in a 23,000-square mile service area in southern California and parts of central California. This section includes management's analysis of operating results from 1992 through 1994, and is intended to provide additional information about the Company's financial performance. This section also focuses on major factors expected to influence future operating results and discusses future investment and financing plans. This section should be read in conjunction with the Consolidated Financial Statements set forth in Item 8.

OPERATIONS

The Company's markets are separated into core customers and noncore customers. Core customers consist of approximately 4.7 million customers (4.5 million residential and 0.2 million smaller commercial and industrial customers). The noncore market consists of approximately 1,200 customers which primarily include utility electric generation, wholesale, and large commercial and industrial customers. Many noncore customers are sensitive to the price relationship between natural gas and alternate fuels, and are capable of readily switching from one fuel to another, subject to air quality regulations.

FINANCIAL RESULTS

Under current utility ratemaking policies, the return that the Company is authorized to earn is the product of an authorized rate of return on rate base and the amount of rate base. Rate base consists primarily of net investment in utility plant. Thus, the Company's earnings are affected by changes in the authorized rate of return on rate base and the growth in rate base and by the Company's ability to control expenses and investment in rate base within the amounts authorized by the California Public Utilities Commission ("CPUC") in setting rates. In addition, achievement of the authorized rate of return is affected by other regulatory and operating factors. The Company is exploring a new approach for setting rates to its customers as discussed in Factors Influencing Future Performance.

Key financial and operating data for the Company are highlighted in the table below.


 (Dollars in Millions)                                        1994       1993       1992
- ----------------------------------------------------------------------------------------
 Net income (after preferred dividends)                       $180       $184       $188
 Authorized return on rate base                              9.22%      9.99%     10.49%
 Authorized return on common equity                         11.00%     11.90%     12.65%
 Weighted average rate base                                 $2,862     $2,769     $2,720
 Growth in weighted average rate base over prior period       3.4%       1.8%       2.1%
- ----------------------------------------------------------------------------------------

Net income decreased $4 million in 1994 due primarily to a reduction in the Company's authorized rate of return on common equity from 11.90 percent in 1993 to 11.00 percent in 1994 partially offset by reductions in operating expenses, higher earnings from the noncore market and the growth in rate base. During 1993, net income decreased $4 million due primarily to a reduction in the Company's authorized rate of return on common equity and lower earnings from the noncore market, partially offset by reductions in the Company's cost of service, including operating and financing costs, and growth in rate base.

The Company has achieved or exceeded the rate of return on rate base authorized by the CPUC for 12 consecutive years. In 1994, the Company achieved a 9.74 percent return on rate base compared to a 9.22 percent authorized return and a
12.33 percent return on equity compared to an 11.00 percent authorized return. The improved returns were primarily due to more efficient operations through aggressive reductions in operating expenses, noncore earnings and a conservation award. The Company plans to continue efforts to reduce costs in 1995. In 1995, the Company is authorized to earn 9.67 percent on rate base and 12.00 percent on common equity. Rate base is expected to remain at the same level as 1994.

The Company's operating revenues decreased $224 million in 1994. The decrease reflects a reduction in authorized gas margin and the average unit cost of gas partially offset by the growth in rate base and an increase in noncore volumes transported. The Company's cost of gas distributed decreased $195 million in 1994. The decrease reflects a lower average unit cost of gas in 1994 partially offset by a slight increase in core volumes delivered. Core volumes increased as a result of colder weather in 1994 compared to 1993. The Company's operating revenues decreased $29 million from 1992 to 1993. The decrease reflects a reduction in authorized gas margin, the average unit cost of gas and noncore volumes transported partially offset by the growth in rate base. The Company's cost of gas distributed decreased $20 million in 1993. The decrease reflects a lower average unit cost of gas in 1993 partially offset by an increase in core volumes delivered. The average unit cost of gas has declined as a result of lower market prices. The average commodity cost of gas purchased by the Company, excluding fixed charges, for 1994 was $1.68 per thousand cubic feet, compared to $2.21 per thousand cubic feet in 1993 and $2.24 per thousand cubic feet in 1992.

OPERATING RESULTS

The table below summarizes the components of throughput and revenue in rates charged to customers for the past three years. Beginning January 1, 1994, rates included the ratepayer portion of the Comprehensive Settlement (See Note 2 in Notes to Consolidated Financial Statements). The amount included in rates for 1994 was $119 million.

                                                             Transportation
                                    Gas Sales                 and Exchange                         Total
                                    ---------                 ------------                         -----

 (Dollars in millions,
 volume in billion cubic  Throughput          Revenue    Throughput         Revenue     Throughput            Revenue
 feet)
- ---------------------------------------------------------------------------------------------------------------------
 1994:
  Residential                    254          $1,704              2            $  9            256             $1,713
  Commercial/Industrial          100             592            258             207            358                799
  Utility Electric
    Generation                                                  260             118            260                118
  Wholesale                        8              21            138              77            146                 98
                          -------------------------------------------------------------------------------------------
  Total in Rates                 362          $2,317            658            $411          1,020              2,728
  Balancing and Other                                                                                            (141)
                                                                                                           ----------
    Total Operating
     Revenues                                                                                                  $2,587
                          -------------------------------------------------------------------------------------------
 1993:
  Residential                    244          $1,641              4            $ 12            248             $1,653
  Commercial/Industrial           97             610            259             247            356                857
  Utility Electric
    Generation                                     4            213             143            213                147
  Wholesale                       11              27            137              90            148                117
                          -------------------------------------------------------------------------------------------
  Total in Rates                 352          $2,282            613            $492            965              2,774
  Balancing and Other                                                                                              37
                                                                                                           ----------
    Total Operating
     Revenues                                                                                                  $2,811
                          -------------------------------------------------------------------------------------------
 1992:
  Residential                    241          $1,475              3            $  9            244             $1,484
  Commercial/Industrial          100             586            287             256            387                842
  Utility Electric
    Generation                                    21            221             174            221                195
  Wholesale                       14              34            135              95            149                129
                         --------------------------------------------------------------------------------------------
  Total in Rates                 355          $2,116            646            $534          1,001              2,650
  Balancing and Other                                                                                             190
                                                                                                          -----------
    Total Operating
     Revenues                                                                                                  $2,840
- ---------------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------------

Although the revenues from transportation throughput are less than for gas sales, the Company generally earns the same margin whether it buys the gas and sells it to the customer or transports gas already owned by the customer. For 1995, approximately 89 percent of total margin authorized is contributed by the core market (residential and smaller commercial and industrial customers), with 11 percent contributed by the noncore market. Throughput, the total gas sales and transportation volumes moved through the Company's system, has increased during 1994 as a result of greater weather-related demand in noncore volumes, primarily utility electric generation and large commercial and industrial customers. During 1993, throughput declined from 1992 levels as a result of bypass of the Company's system, primarily by enhanced oil recovery customers (See Factors Influencing Future Performance).

RATEMAKING PROCEDURES

The Company is regulated by the CPUC. It is the responsibility of the CPUC to determine that utilities operate in the best interest of the ratepayer with the opportunity to earn a reasonable return on investment. Current ratemaking procedures are summarized below.

GENERAL RATE CASES. General rate applications are filed every three years. In a general rate case, the CPUC establishes a margin, which is the amount of revenue authorized to be collected from customers to recover authorized operating expenses (other than the cost of gas as discussed below, see BCAP), depreciation, interest, taxes and return on rate base. Rate adjustments from the Company's next general rate case proceeding would normally be scheduled to go into effect in 1997, however, the Company has filed a petition for modification with the CPUC to delay the proceeding and is exploring a new approach for setting rates to its customers. Known as "Performance Based Ratemaking" (PBR), this new method would link financial performance with productivity improvements and generally would allow for rates to increase by the rate of inflation, less an agreed-upon percentage for productivity improvements. The Company proposes to file a PBR application with the CPUC in 1995 and if approved, to implement it in 1997 at the earliest. For a further discussion of PBR, see Factors Influencing Future Performance-Performance Based Ratemaking.

ATTRITION. In a process referred to as the annual attrition allowance, the CPUC annually adjusts rates for years between general rate cases to cover the changes in rate base and the effects of inflation as adjusted by a productivity improvement factor. Separate proceedings are held annually to review the Company's cost of capital, including return on common equity, interest costs and changes in capital structure. The CPUC has authorized annual allowances for operational attrition for 1995 and 1996 to the extent that the annual inflation rate for those years exceeds 2 percent and 3 percent, respectively, for operating and maintenance expenses. This compares to a 3 percent productivity adjustment authorized for 1994. The rate base attrition will continue based upon a three year rolling average of recorded net utility plant additions. For further discussion of annual attrition allowances, see Note 2 of Notes to Consolidated Financial Statements.

GCIM. On March 16, 1994, the CPUC approved a new process for evaluating the Company's gas purchases substantially replacing the previous process of reasonableness reviews. The new Gas Cost Incentive Mechanism (GCIM) is a three-year pilot program that began April 1, 1994. The GCIM essentially compares the Company's cost of gas with a benchmark level, which represents the average market price of 30-day firm spot supplies delivered to the Company's service area.

All savings from gas purchased below the benchmark are shared equally between ratepayers and shareholders. The Company can recover all costs in excess of the benchmark, but within a tolerance band. If the Company's cost of gas exceeds the tolerance band, then the excess costs are shared equally between ratepayers and shareholders. For the first year of the program, the GCIM provides a 4.5 percent tolerance band above the benchmark. For the second and third years of the program, the tolerance band decreases to 4 percent. In 1994, since the inception of the GCIM, the Company's gas purchases were within the tolerance band.

The Company enters into a certain amount of gas futures contracts in the open market to help reduce gas costs within the GCIM tolerance band. The Company's policy is to use gas futures contracts to mitigate risk and better manage gas costs. The CPUC has approved the use of gas futures for managing risk associated with the GCIM. For the year ended December 31, 1994, gains or losses from gas futures contracts are not material to the Company's financial statements.

BCAP. In a biennial cost allocation proceeding (BCAP), the CPUC specifies for each two-year period the allocation of total authorized revenue requirements (including cost of gas) to be collected from the Company's core and noncore customer classes. The Company maintains regulatory accounts to accumulate undercollections and overcollections from customers and makes periodic filings with the CPUC to adjust future rates to amortize outstanding balances in those accounts. In the most recent BCAP decision issued by the CPUC in December 1994, the Company has been authorized to collect a $130 million revenue increase effective January 1, 1995. Of this amount, $45 million has been authorized for the 1995 attrition allowance, $27 million as a result of the increase in the 1995 authorized rate of return on common equity and rate base, and $58 million for the BCAP. Included in the BCAP decision was a partial reallocation of costs to further reduce subsidies by nonresidential core customers to residential customers in order to better align residential rates with the cost of providing residential service.

For the core market, the Company records margin ratably each month. The BCAP balancing account procedure, which substantially eliminates the effect on income of variances in gas costs and volumes sold, allows the Company to increase rates for increased gas acquisition costs or for revenue shortfalls due to reductions in demand by core customers, subject to the terms and conditions of the GCIM mechanism and the Comprehensive Settlement (as discussed below). Conversely, the Company reduces rates for decreased gas acquisition costs or higher than projected revenues from increases in demand by core customers.

RESTRUCTURING OF GAS SUPPLY CONTRACTS.

The Company and its gas supply affiliates restructured long-term gas supply contracts with suppliers of California offshore and Canadian gas. The Company's cost of these supplies had been substantially in excess of its average delivered cost of gas for all supplies. The new contracts substantially reduced the ongoing delivered costs of these gas supplies and provided for lump sum payments of $391 million to the suppliers. The expiration date for the Canadian gas supply contract was also shortened from 2012 to 2003.

COMPREHENSIVE SETTLEMENT OF REGULATORY ISSUES.

On July 20, 1994, the CPUC approved a comprehensive settlement (Comprehensive Settlement) of a number of pending regulatory issues including partial rate recovery of restructuring costs associated with the long-term gas supply contracts discussed above. The Comprehensive Settlement permits the Company to recover in utility rates approximately 80 percent of the contract restructuring costs of $391 million and accelerated amortization of related pipeline assets of approximately $140 million, together with interest, over a period of approximately five years (See Note 2 of Notes to Consolidated Financial Statements).

FACTORS INFLUENCING FUTURE PERFORMANCE

Under current ratemaking policies, future Company earnings and cash flow will be determined primarily by the allowed rate of return on common equity, the growth in rate base, noncore market pricing and the variance in gas volumes delivered to noncore customers versus CPUC-adopted forecast deliveries and the ability of management to control expenses and investment in line with the amounts authorized by the CPUC to be collected in rates.

The impact of any future regulatory restructuring, such as Performance Based Ratemaking, increased competitiveness in the industry, including the continuing threat of customers bypassing the Company's system and obtaining service directly from interstate pipelines, and electric industry restructuring could also affect the Company's future performance. The Company's ability to report as earnings the results from revenues in excess of its authorized return from noncore customers due to volume increases has been substantially eliminated for the five years beginning August 1, 1994 as a consequence of the Comprehensive Settlement described above. This is because certain forecasted levels of gas deliveries in excess of the 1991 throughput levels used to establish noncore rates were contemplated in estimating the costs of the Comprehensive Settlement at December 31, 1993.

The following discussion addresses each of the major factors expected to influence future performance:

ALLOWED RATE OF RETURN AND GROWTH IN RATE BASE. The Company's earnings for 1995 will be affected by the increase in the authorized rate of return on common equity, reflecting the overall increase in cost of capital. For 1995, the Company is authorized to earn a rate of return on rate base of 9.67 percent and a rate of return on common equity of 12.00 percent compared to 9.22 percent and
11.00 percent, respectively, in 1994. Rate base is expected to remain at the same level as 1994.

NONCORE BYPASS. Since the completion of the Kern River and Mojave Interstate Pipelines in February 1992, the Company's throughput to customers in the Kern County area who use natural gas to produce steam for enhanced oil recovery projects, has decreased significantly because of the bypass of the Company's system. The Kern River and Mojave Interstate Pipelines now deliver natural gas to customers formerly served by the Company amounting to 350 million to 400 million cubic feet per day. The decrease in revenues from enhanced oil recovery customers is subject to full balancing account treatment, except for a 5 percent incentive to the Company, and therefore, does not have a material impact on the Company's earnings. However, bypass of other markets may also occur, and the Company is fully at risk for lost noncore volumes due to competition, and would not receive balancing account treatment except in the enhanced oil recovery market.

NONCORE PRICING. In order to respond to certain bypass threats, the Company has received authorization from the CPUC for expedited review of price discounts proposed through long-term gas transportation contracts with some noncore customers. In addition, in December 1992, the CPUC approved changes in the methodology for allocating the Company's costs between core and noncore customers to reduce subsidization of core customer rates by noncore customers. Effective in June 1993, the CPUC implemented the new cost allocation policy known as "long-run marginal cost." The revised methodologies have resulted in a reduction of noncore rates and a corresponding increase in core rates that better reflects the cost of serving each customer class and, together with price discounting authority, has enabled the Company to better compete with new interstate pipelines for noncore customers. In addition, in August 1993 a capacity brokering program was implemented. Under the program, for a fee, the Company provides to noncore customers, or others, a portion of its control of interstate pipeline capacity to allow more direct access to producers. Also, the Comprehensive Settlement will help improve the Company's competitiveness by reducing the cost of transportation service to noncore customers.

NONCORE THROUGHPUT. The Company's earnings are subject to variability if gas throughput to its noncore customers varies from estimates adopted by the CPUC in establishing rates. There is a continuing risk that an unfavorable variance in noncore volumes can result from external factors such as weather, the use of increased hydroelectric power, the price relationship between alternative fuels and natural gas, competing pipeline bypass of the Company's system and general economic conditions. In these cases the Company is at risk for the lost revenue. In addition, although an economic downturn or recession does not affect the Company as significantly as nonregulated businesses, there exists the risk that an unfavorable variance in the noncore volumes can result.

MANAGEMENT CONTROL OF EXPENSES AND INVESTMENT. Over the past 12 years, management has been able to control operating expenses and investment within the amounts authorized to be collected in rates and intends to continue to do so to remain competitive and reduce the risk of bypass. Future cost reductions are expected, including employee reductions and productivity gains as a result of moving to a realigned business unit organization. In connection with the Comprehensive Settlement, the Company has agreed to absorb a 2 percent and 3 percent productivity adjustment to its authorized level of operating and maintenance expenses in 1995 and 1996, respectively, before it can seek any rate recovery due to the effects of inflation.

The Company also bears the risk of nonrecovery of margin or other costs authorized by the CPUC for the noncore market under the terms of the Comprehensive Settlement. Unanticipated significant increases in the inflation rate could also reduce earnings and cash flow.

PERFORMANCE BASED RATEMAKING. During 1994, the Company began exploring a new approach for setting rates to its customers. Known as PBR, the new method would maintain cost based rates but would link financial performance with increases and decreases in productivity and generally would allow for rates to increase by the rate of inflation, less an agreed-upon adjustment for productivity improvements. Although PBR could result in increased earnings volatility, the Company would have the opportunity to improve financial performance to the extent it was able to reduce expenses, increase energy deliveries and generate profits from new products and services. Under PBR, the Company would be at risk for changes in interest rates and cost of capital, changes in core volumes not related to weather, and achieving the productivity improvements. The Company proposes to file a PBR application with the CPUC in 1995 and if approved, to implement it in 1997 at the earliest.

ELECTRIC INDUSTRY RESTRUCTURING. Demand for natural gas by electric generation customers is sensitive to the price and availability of electric power generated in other areas and purchased by these electric generation customers. In April 1994, the CPUC announced it will review the structure of California's electric utility service, a review that could lead to significant changes in the way California's investor-owned electric utilities and cogenerators conduct business. The CPUC's proposal has no immediate effect on the Company's operations. However, the Company is closely monitoring the process and has taken an active role in the proceedings because of its considerable experience with natural gas deregulation and because future volumes of natural gas it transports for electric utilities could be adversely affected. In addition, as a result of restructuring, electric rates could become more competitive in the future.

The following table indicates the comparative energy cost of gas versus the energy cost of electricity in 1995 for an average residential customer in the Company's service territory:

             Fuel                      Price                 Price/MMBTU
             ----                      -----                 -----------
          Natural Gas               $.716/Therm                $ 7.16
          Electricity               $.132/KWH                  $38.58

The electric industry restructuring may result in a reduction of electric rates to core customers, but it is unlikely to overcome the entire cost advantage of natural gas for residential heating.

EXCESS INTERSTATE PIPELINE CAPACITY. Existing interstate pipeline capacity into California exceeds current demand by over 1 billion cubic feet per day. Up to 2 billion cubic feet per day of capacity on the El Paso and Transwestern interstate pipeline systems, representing over $175 million and $55 million, respectively, of reservation charges annually, may be relinquished within the next few years based on existing contract reduction options and contract expirations. Some of this capacity may not be resubscribed. Current FERC regulation could permit the cost of unsubscribed capacity to be allocated to remaining firm service customers, including the Company. Under existing regulation in California, the Company would have the opportunity to include its portion of any such reallocated costs in its rates. If competitive conditions did not support higher rates resulting from these reallocated costs, then the Company would be at risk for lost revenues in the noncore market.

The Company, as a part of a coalition of customers who hold 90 percent of the firm transportation capacity rights on the El Paso and Transwestern systems, has offered a proposal for market based rates with balanced incentives to El Paso and Transwestern to resolve the issue of stranded or unsubscribed capacity. Negotiations on a settlement of the issue, consistent with the coalition's proposal, are progressing with Transwestern. Discussions of the proposal with El Paso are continuing.

ENVIRONMENTAL MATTERS. The Company's operations and those of its customers are affected by a growing number of environmental laws and regulations. These laws and regulations affect current operations as well as future expansion. Historically, environmental laws favorably impacted the use of natural gas in the Company's service territory, particularly by utility electric generation and large industrial customers. However, increasingly complex administrative requirements may discourage natural gas use by commercial and large industrial customers. Environmental laws also require clean up of facilities no longer in use. Because of current and expected rate recovery, the Company believes that compliance with these laws will not have a significant impact on its financial statements. For further discussion of regulatory and environmental matters, see
Note 4 of Notes to Consolidated Financial Statements.

CAPITAL EXPENDITURES

Capital expenditures were $245 million, $318 million and $326 million in 1994, 1993 and 1992, respectively. Capital expenditures primarily represent ratebase investment. The decline in capital expenditures is due primarily to the continued sluggishness in the southern California economy, lower amounts required to replace aging pipeline and fewer large projects. Capital expenditures are estimated to be $250 million in 1995 and will be financed primarily by internally-generated funds.

LIQUIDITY

Cash and cash equivalents at December 31, 1994 was $58 million. Regulatory Accounts Receivable decreased in 1994 primarily due to overcollections under the BCAP balancing account procedures due primarily to lower gas prices than forecasted. Regulatory Accounts Receivable increased in 1993 and 1992 reflecting higher undercollections due primarily to core market throughput falling below CPUC-adopted forecast levels. Regulatory Assets decreased in 1994 primarily due to the recovery of $119 million related to the Comprehensive Settlement. In 1993, Accounts Payable-Other included the liability for lump sum settlement payments of $375 million to restructure long-term gas supply contracts which were paid in 1994.

INTEREST EXPENSE. Interest expense on long-term debt was $89 million, $96 million and $107 million for 1994, 1993 and 1992, respectively. Interest expense in 1994 and 1993 was reduced from 1992 levels as a result of refinancing debt at lower interest rates.

FUTURE BORROWINGS. At December 31, 1994, all financing for the Comprehensive Settlement has been completed. The Company has $330 million of commercial paper outstanding to finance the Comprehensive Settlement. This amount is expected to decline over the five year period of the Comprehensive Settlement as amounts are recovered in rates. The Company anticipates that cash requirements in 1995 for capital expenditures, dividends and debt requirements will come from cash generated from operating activities, existing cash balances and any future refinancing of existing debt. Future refinancings are expected to include a combination of commercial paper and medium-term notes.

              ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

STATEMENT OF CONSOLIDATED INCOME

                                                 Year Ended December 31
                                         --------------------------------------
(Thousands of Dollars)                      1994          1993          1992
- -------------------------------------------------------------------------------
OPERATING REVENUES                       $2,586,524    $2,811,074    $2,839,925
                                         ----------    ----------    ----------

OPERATING EXPENSES
Cost of gas distributed                     991,625     1,187,072     1,207,275
Operation                                   745,961       768,677       730,638
Maintenance                                  80,980        99,795       101,680
Depreciation                                233,580       228,244       219,011
Income taxes                                145,603       134,491       164,487
Local franchise payments                     41,966        46,217        50,743
Ad valorem taxes                             36,901        32,592        37,677
Payroll and other taxes                      31,281        29,488        29,030
                                         ----------    ----------    ----------
       Total                              2,307,897     2,526,576     2,540,541
                                         ----------    ----------    ----------
       Net Operating Revenue                278,627       284,498       299,384
                                         ----------    ----------    ----------

OTHER INCOME AND (DEDUCTIONS)
Interest income                               6,623         1,668         3,948
Regulatory interest                          14,046         4,924         1,731
Allowance for equity funds used during
  construction                                2,394         4,406         3,608
Income taxes on non-operating income            941         5,670           572
Other - net                                  (7,033)       (5,245)      (11,314)
                                         ----------    ----------    ----------
       Total                                 16,971        11,423        (1,455)
                                         ----------    ----------    ----------

INTEREST CHARGES AND (CREDITS)
Interest on long-term debt                   89,023        95,806       106,641
Other interest                               17,425         9,180        (1,132)
Allowance for borrowed funds used
  during construction                        (1,363)       (2,741)       (2,296)
                                         ----------    ----------    ----------
       Total                                105,085       102,245       103,213
                                         ----------    ----------    ----------

Net Income                                  190,513       193,676       194,716
Dividends On Preferred Stock                 10,468         9,882         6,992
                                         ----------    ----------    ----------
Net Income Applicable To Common Stock    $  180,045    $  183,794    $  187,724
                                         ----------    ----------    ----------
                                         ----------    ----------    ----------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           CONSOLIDATED BALANCE SHEET

                                                                        December 31
                                                                 ----------------------
(Thousands of Dollars)                                              1994           1993
- ------------------------------------------------------------------------------------------
ASSETS
Utility Plant - at original cost                                 $5,613,013     $5,422,549
Less Accumulated Depreciation                                     2,400,601      2,205,043
Utility plant - net                                               3,212,412      3,217,506
Current Assets:
  Cash and cash equivalents                                          57,531         14,533
  Accounts receivable - trade (less allowance for doubtful
    receivables of $10,830 in 1994 and $16,745 in 1993)             523,975        503,308
  Regulatory accounts receivable - net                              360,479        443,718
  Gas in storage                                                     63,470         53,114
  Materials and supplies                                             25,792         20,618
  Prepaid expense                                                    34,129         22,971
                                                                 ----------     ----------
     Total current assets                                         1,065,376      1,058,262
                                                                 ----------     ----------
Regulatory Assets                                                   497,975        674,452
                                                                 ----------     ----------
     Total                                                       $4,775,763     $4,950,220
                                                                 ----------     ----------
                                                                 ----------     ----------

CAPITALIZATION AND LIABILITIES
Capitalization:
  Common equity:
    Common stock                                                 $  834,889     $  834,889
    Retained earnings                                               643,040        607,250
     Total common equity                                          1,477,929      1,442,139
  Preferred stock                                                   196,551        196,551
  Long-term debt                                                  1,396,931      1,235,622
                                                                 ----------     ----------
     Total capitalization                                         3,071,411      2,874,312
                                                                 ----------     ----------
Current Liabilities:
  Short-term debt                                                   278,201        267,000
  Accounts payable - trade                                          212,888        188,484
  Accounts payable - affiliates                                      35,013        513,306
  Accounts payable - other                                          143,235        228,517
  Accrued taxes and franchise payments                              117,576         21,907
  Deferred income taxes                                              40,792         39,542
  Long-term debt due within one year                                 86,000
  Accrued interest                                                   40,057         35,007
  Other accrued liabilities                                         162,489        129,372
                                                                 ----------     ----------

     Total current liabilities                                    1,116,251      1,423,135
                                                                 ----------     ----------
Customer Advances For Construction                                   44,269         45,493
Deferred Income Taxes                                               341,149        399,535
Deferred Investment Tax Credits                                      69,969         72,993
Other Deferred Credits                                              132,714        134,752
Commitments And Contingent Liabilities
                                                                 ----------     ----------
     Total                                                       $4,775,763     $4,950,220
                                                                 ----------     ----------
                                                                 ----------     ----------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STATEMENT OF CONSOLIDATED CASH FLOWS

                                                           Year Ended December 31
                                                     ----------------------------------
(Thousands of Dollars)                                 1994         1993         1992
- ---------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                         $190,513     $193,676     $194,716
  Items not requiring cash:
    Depreciation                                      233,580      228,244      219,011
    Deferred income taxes                             (49,432)      33,093       16,381
    Deferred investment tax credits                    (3,024)      (3,811)      (3,616)
    Allowance for funds used during construction       (3,757)      (7,147)      (5,904)
    Other                                             (18,983)      22,442       24,258
  Net change in other working capital components:
    Accounts receivable                               (20,667)      (3,235)      40,794
    Regulatory accounts receivable                    231,006     (107,320)    (107,203)
    Gas in storage                                    (10,356)     (13,279)      17,764
    Other current assets                              (16,332)      19,787       37,432
    Accounts payable                                 (521,172)      77,672     (139,000)
    Accrued taxes and franchise payments               30,386      (74,466)      25,965
    Deferred income taxes - current                     4,914       23,501       13,719
    Other current liabilities                         103,451       26,245       (7,693)
                                                     --------     --------     --------
       Net cash provided by operating activities      150,127      415,402      326,624
                                                     --------     --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures for utility plant             (244,721)    (318,429)    (326,085)
  (Increase) Decrease in other assets - net            35,267      (52,929)      (7,856)
                                                     --------     --------     --------

       Net cash used in investing activities         (209,454)    (371,358)    (333,941)
                                                     --------     --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends                                          (154,723)    (144,590)    (133,861)
  Issuance of long-term debt                          245,847      631,000      282,000
  Payments of long-term debt                                      (569,239)    (272,626)
  Sale of preferred stock                                           75,000
  Redemption of preferred stock                                    (75,000)
  Increase in short-term debt                          11,201       52,000       92,000
                                                     --------     --------     --------
       Net cash provided by (used in)
           financing activities                       102,325      (30,829)     (32,487)
                                                     --------     --------     --------
       Increase (Decrease) In
           Cash And Cash Equivalents                   42,998       13,215      (39,804)
Cash And Cash Equivalents - January 1                  14,533        1,318       41,122
                                                     --------     --------     --------
Cash And Cash Equivalents - December 31              $ 57,531     $ 14,533     $  1,318
                                                     --------     --------     --------
                                                     --------     --------     --------

SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:

Cash Paid During The Year For:

  Interest (net of amount capitalized)               $107,088     $ 97,514     $ 11,574
                                                     --------     --------     --------
                                                     --------     --------     --------

  Income taxes                                       $ 89,135     $142,346     $105,241
                                                     --------     --------     --------
                                                     --------     --------     --------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY


                                           Preferred    Common       Retained
(Thousands of Dollars)                       Stock       Stock       Earnings
- -----------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1991               $196,551     $834,889     $498,569
Net income                                                            194,716
Cash dividends declared:
  Preferred stock                                                      (6,992)
  Common stock                                                       (126,801)
                                           --------     --------     --------
BALANCE AT DECEMBER 31, 1992                196,551      834,889      559,492
Net income                                                            193,676
Cash dividends declared:
  Preferred stock                                                      (9,882)
  Common stock                                                       (136,036)
Preferred stock sold (3,000,000 shares)      75,000
Preferred stock redeemed (750 shares)       (75,000)
                                           --------     --------     --------
BALANCE AT DECEMBER 31, 1993                196,551      834,889      607,250
Net income                                                            190,513
Cash dividends declared:
  Preferred stock                                                     (10,468)
  Common stock                                                       (144,255)
                                           --------     --------     --------
BALANCE AT DECEMBER 31, 1994               $196,551     $834,889     $643,040
                                           --------     --------     --------
                                           --------     --------     --------


The number of shares of preferred stock and common stock authorized and outstanding at December 31, 1994 and 1993, is set forth in Note 9 of Notes to Consolidated Financial Statements.


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Southern California Gas Company (the "Company") is a subsidiary of Pacific Enterprises ("Parent"). The Parent owns approximately 96 percent of the Company's voting stock, including all of its issued and outstanding common stock; therefore, per share data have been omitted.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Southern California Gas Tower. The subsidiary has a 15 percent limited partnership interest in a 52-story office building in which the Company occupies approximately one-half of the leasable space. Investments in 50 percent or less joint ventures and partnerships are accounted for by the equity or cost method, as appropriate.

RECLASSIFICATIONS

Certain changes in account classification have been made in the prior years' consolidated financial statements to conform to the 1994 financial statement presentation.

REGULATION

The Company is a public utility and follows accounting policies prescribed or authorized by the California Public Utilities Commission (CPUC). The Company applies the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation." This statement requires cost-based rate regulated entities that meet certain criteria to reflect the authorized recovery of costs due to regulatory decisions in their financial statements.

GAS IN STORAGE

Gas in storage inventory is stated at last-in, first-out (LIFO) cost. As a result of the regulatory accounting procedure, the pricing of gas in storage does not have any effect on net income. If the first-in, first-out (FIFO) method of accounting for gas in storage inventory had been used by the Company, inventory would have been higher than reported at December 31, 1994 and 1993 by $34 million and $58 million, respectively. Materials and supplies are generally stated at the lower of cost, determined on an average cost basis, or market.

UTILITY PLANT

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

REGULATORY ACCOUNTS RECEIVABLE - NET

Authorized regulatory balancing accounts are maintained to accumulate undercollections and overcollections from the revenue and cost estimates adopted by the CPUC in setting rates. The Company makes periodic filings with the CPUC to adjust future gas rates to account for such variances.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION (AFUDC)

AFUDC represents the cost of funds used to finance the construction of utility plant and is added to the cost of utility plant. Interest expense of $4 million in 1994, $7 million in 1993 and $6 million in 1992 was capitalized.

OTHER

Cash equivalents include short-term investments purchased with maturities of less than 90 days. Other major accounting policies are included in the following notes.


2.   REGULATORY MATTERS

RESTRUCTURING OF GAS SUPPLY CONTRACTS

In 1993, the Company and its gas supply affiliates restructured long-term gas supply contracts with suppliers of California offshore and Canadian gas. In the past, the Company's cost of these supplies had been substantially in excess of its average delivered cost of gas for all gas supplies.

The restructured contracts substantially reduced the ongoing delivered costs of these gas supplies and provided lump sum payments totaling $391 million to the suppliers. The expiration date for the Canadian gas supply contract was also shortened from 2012 to 2003.

COMPREHENSIVE SETTLEMENT OF REGULATORY ISSUES

On July 20, 1994, the CPUC approved a comprehensive settlement (Comprehensive Settlement) of a number of pending regulatory issues including rate recovery of a significant portion of the restructuring costs associated with long-term gas supply contracts discussed above. The Comprehensive Settlement permits the Company to recover in utility rates approximately 80 percent of the contract restructuring costs of $391 million and accelerated amortization of related pipeline assets of approximately $140 million, together with interest, over a period of approximately five years. In addition to the gas supply issues, the Comprehensive Settlement addresses the following other regulatory issues:

     NONCORE CUSTOMER RATES. The Comprehensive Settlement changed the procedures for determining noncore rates to be charged by the Company to its customers for the five-year period commencing August 1, 1994. Rates charged to the customers are established based upon the Company's recorded throughput to these customers for 1991. The Company will bear the full risk of any declines in noncore deliveries from 1991 levels. Any revenue enhancement from deliveries in excess of 1991 levels will be limited by a crediting account mechanism that will require a credit to customers of 87.5 percent of revenues in excess of certain limits. These annual limits above which the credit is applicable increase from $11 million to $19 million over the five-year period from August 1, 1994 through July 31, 1999. The Company's ability to report as earnings the results from revenues in excess of its authorized return from noncore customers due to volume increases has been substantially eliminated for the five years beginning August 1, 1994 as a consequence of the Comprehensive Settlement described above. This is because forecasted deliveries in excess of the 1991 throughput levels used to establish noncore rates were contemplated in estimating the costs of the Comprehensive Settlement at December 31, 1993.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     REASONABLENESS REVIEWS. The Comprehensive Settlement includes settlement of all pending reasonableness reviews with respect to the Company's gas purchases from April, 1989 through March, 1992 as well as certain other future reasonableness review issues. The Comprehensive Settlement also allows recovery of future excess interstate pipeline capacity costs in the Company's rates.

     GAS COST INCENTIVE MECHANISM. On March 16, 1994, the CPUC approved a new process for evaluating the Company's gas purchases, substantially replacing the previous process of reasonableness reviews. The new Gas Cost Incentive Mechanism (GCIM) is a three-year pilot program beginning April 1, 1994.
     The GCIM essentially compares the Company's cost of gas with a benchmark level, which is the average market price of 30-day firm spot supplies delivered to the Company's service area.

     All savings from gas purchased below the benchmark are shared equally between ratepayers and shareholders. The Company can recover all costs in excess of the benchmark but within a tolerance band. If the Company's cost of gas exceeds the tolerance band, then the excess costs will be shared equally between ratepayers and shareholders. For the first year of the program, the GCIM provides a 4.5 percent tolerance band above the benchmark. For the second and third years of the program, the tolerance band decreases to 4.0 percent. In 1994, since the inception of the GCIM, the Company's gas purchases were within the tolerance band (See Note 8).

     ATTRITION ALLOWANCES. The Comprehensive Settlement authorizes the Company annual allowances for operational attrition for 1995 and 1996 to the extent that the annual inflation rate for those years exceeds 2 percent and 3 percent, respectively, for operating and maintenance expenses. This compares to a 3 percent productivity adjustment authorized for 1994. The rate base attrition will continue based upon a three year rolling average of recorded net utility plant additions. This is a departure from past regulatory practice of allowing recovery of the full effect of inflation on operating and maintenance expenses in rates. The Company intends to continue to attempt to control operating expenses and investment in those years to amounts authorized in rates to offset the effect of this regulatory change.

The Company recorded the impact of the Comprehensive Settlement in 1993 and, upon giving effect to liabilities previously recognized at the Company, the costs of the Comprehensive Settlement, including the restructuring of gas supply contracts, did not result in any additional charge to the Company's consolidated earnings.

Regulatory Accounts Receivable-Net and Regulatory Assets include a total of approximately $327 million and $465 million in 1994 and 1993 respectively, for the recovery of costs as provided in the Comprehensive Settlement. At December 31, 1993, Accounts Payable-Other included the remaining liability for settlement payments of $375 million, which were paid in 1994, to restructure the long-term gas supply contracts. The CPUC authorized the borrowing of up to $425 million primarily to provide for funds needed under the Comprehensive Settlement. As of December 31, 1994, the Company has $524 million in commercial paper outstanding, of which $330 million relates to the Comprehensive Settlement (See Note 6).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   INCOME TAXES

In 1992, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the effect of which was not material to the financial statements.

A reconciliation of the difference between computed statutory federal income tax expense and actual income tax expense is as follows:


                                                         Year Ended December 31
                                                -------------------------------
(Thousands of Dollars)                             1994       1993       1992
- -------------------------------------------------------------------------------
Computed statutory federal income tax
 expense                                         $117,311   $112,874   $121,935
Increase (reductions) resulting from:
Excess book over tax depreciation                  17,473     17,847     17,121
State income taxes - net of federal
 income tax benefit                                19,119     16,993     23,543
Capitalized expenses not deferred                  (6,589)
Federal income tax rate change                                 1,698
Research and development credit                               (4,000)
Amortization of deferred investment tax
  credits                                          (3,024)    (3,811)    (3,867)
Resolution of proposed tax deficiency               3,850    (10,193)
Other - net                                        (3,478)    (2,587)     5,183
                                                 ------------------------------
Total income tax expense                         $144,662   $128,821   $163,915
                                                 ------------------------------
                                                 ------------------------------

The components of income tax expense are as follows:


                                                         Year Ended December 31
                                                -------------------------------
(Thousands of Dollars)                             1994       1993       1992
- -------------------------------------------------------------------------------
Federal
  Current                                       $147,647    $ 53,831   $103,908
  Deferred                                       (32,500)     46,044     25,254
                                                -------------------------------
                                                 115,147      99,875    129,162
                                                -------------------------------
                                                -------------------------------
State
  Current                                         44,289      22,206     34,331
  Deferred                                       (14,774)      6,740        422
                                                -------------------------------
                                                  29,515      28,946     34,753
                                                -------------------------------
                                                -------------------------------

Total
  Current                                        191,936      76,037    138,239
  Deferred                                       (47,274)     52,784     25,676
                                                -------------------------------
                                                $144,662    $128,821   $163,915
                                                -------------------------------
                                                -------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The principal components of net deferred tax liabilities are as follows:



                                                                            December 31

- ----------------------------------------------------------------------------------------------------------------------
                                                       1994                                      1993
- ----------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)                  Assets     Liabilities       Total         Assets     Liabilities      Total
- ----------------------------------------------------------------------------------------------------------------------
Depreciation                                       $(399,381)     $(399,381)                   $(382,983)    $(382,983)
Comprehensive Settlement               $211,996                     211,996
Regulatory accounts receivable                      (150,767)      (150,767)                    (162,339)     (162,339)
Deferred investment tax credits          30,996                      30,996        $32,336                      32,336
Customer advances for
  construction                           25,527                      25,527         21,774                      21,774
Regulatory asset                                     (39,604)       (39,604)                     (44,873)      (44,873)
Other regulatory                        109,084     (169,792)       (60,708)       153,634       (56,626)       97,008
                                       -------------------------------------------------------------------------------
Total deferred income tax
  assets (liabilities)                 $377,603    $(759,544)     $(381,941)      $207,744     $(646,821)    $(439,077)
                                       -------------------------------------------------------------------------------
                                       -------------------------------------------------------------------------------

The Parent files a consolidated federal income tax return and combined California franchise tax reports which include the Company and the Parent's other subsidiaries. The Company pays the amount of taxes applicable to itself had it filed a separate return.

The Company generally provides for income taxes on the basis of amounts expected to be paid currently, except for the provision for deferred income taxes on regulatory accounts, customer advances for construction and accelerated depreciation of property placed in service after 1980. In addition, the Company recognizes certain other deferred tax liabilities (primarily accelerated depreciation of property placed in service prior to 1981 and deferred investment tax credits) which are expected to be recovered through future rates. At December 31, 1994 and 1993, $97 million and $109 million, respectively, of deferred income taxes have been offset by an equivalent amount in regulatory assets.

4.   COMMITMENTS AND CONTINGENT LIABILITIES

ENVIRONMENTAL OBLIGATIONS

The Company has identified and reported to California environmental authorities 42 former manufactured gas plant sites for which it (together with other utilities as to 21 of the sites) may have environmental obligations under environmental laws. As of December 31, 1994, eight of these sites have been remediated, of which five have received certification from the California Environmental Protection Agency. Preliminary investigations, at a minimum, have been completed on 33 of the gas plant sites including those sites at which the remediations described above have been completed. In addition, the Company has been named as a potentially responsible party of one landfill site and three industrial waste disposal sites.

On May 4, 1994, the CPUC approved a collaborative settlement between the Company and other California energy utilities and the Division of Ratepayer Advocates which provides for rate recovery of 90 percent of environmental investigation and remediation costs without reasonableness review. In addition, the utilities have the opportunity to retain a percentage of any insurance recoveries to offset the 10 percent of costs not recovered in rates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 1994, the Company's estimated remaining investigation and remediation liability was approximately $65 million which it is authorized to recover through the mechanism discussed above. The estimated liability is subject to future adjustment pending further investigation. In 1993 and 1992, the Company charged $7 million and $5 million, respectively, to income and the remaining amount is included in Regulatory Assets. There were no related charges to income in 1994. The Company believes that any costs not ultimately recovered through rates, insurance or other means, upon giving effect to previously established liabilities, will not have a material adverse effect on the Company's financial statements.

LITIGATION

The Company is a defendant in various lawsuits arising in the normal course of business. Management believes that the resolution of these pending claims and legal proceedings will not have a material effect on the Company's financial statements.

OTHER COMMITMENTS AND CONTINGENCIES

At December 31, 1994, commitments for capital expenditures were approximately $33 million.

On January 17, 1994, the Company's service area was struck by a major earthquake. The result was a disruption in service to 150,000, or less than 3 percent, of its customers and damage to some facilities. The financial impact of the damages related to the earthquake not recovered by insurance is expected to be recovered in rates under an existing balancing account mechanism, and should have no material effect on the Company's financial statements.

5.   LEASES

The Company has leases on real and personal property expiring at various dates from 1995 to 2011. The rentals payable under these leases are determined on both fixed and percentage bases and most leases contain options to extend which are exercisable by the Company. Rental expense under operating leases was $42 million, $39 million and $37 million, in 1994, 1993 and 1992, respectively.

The following is a schedule of future minimum operating lease commitments as of December 31, 1994:


                                                               Future Minimum
(Thousands of Dollars)                                         Lease Payments
- -----------------------------------------------------------------------------
Year Ending December 31:
1995                                                                 $ 30,345
1996                                                                   28,164
1997                                                                   29,427
1998                                                                   27,322
1999                                                                   27,161
Later years                                                           314,341
                                                                     --------
Total                                                                $456,760
                                                                     --------
                                                                     --------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   COMPENSATING BALANCES AND SHORT-TERM BORROWING ARRANGEMENTS

The Company has $750 million of unsecured revolving lines of credit, of which $350 million is a multi-year credit agreement requiring annual fees of .10 percent and $400 million is a 364 day credit agreement requiring annual fees of .07 percent. The interest rates on these lines vary and are derived from formulas based on market rates and the Company's credit rating. The multi-year credit agreement expires on February 8, 2000. At December 31, 1994, all bank lines of credit were unused. The unused bank lines of credit support the Company's commercial paper program and provide liquidity for the Company.

At December 31, 1994 and 1993, the Company had $524 million and $267 million, respectively, of commercial paper obligations outstanding. The weighted average annual interest rate of commercial paper obligations outstanding was 5.96 percent and 3.25 percent at December 31, 1994 and 1993, respectively. At December 31, 1994, the Company has classified $246 million of the commercial paper as long-term debt since it is the Company's intent (supported by the $350 million multi-year credit agreement above) to continue to refinance that portion of the debt on a long-term basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   LONG-TERM DEBT


                                                                                      December 31
                                                                                ---------------------
(Thousands of Dollars)                                                             1994         1993
- -----------------------------------------------------------------------------------------------------
FIRST MORTGAGE BONDS:
     6 1/2 % December 15, 1997                                                $  125,000   $  125,000
     5 1/4%  March 1, 1998                                                       100,000      100,000
     6 7/8 % August 15, 2002                                                     100,000      100,000
     5 3/4%  November 15, 2003                                                   100,000      100,000
     9 3/4 %  December 1, 2020                                                    18,435       18,435
     8 3/4 %  October 1, 2021                                                    150,000      150,000
     7 3/8 %  March 1, 2023                                                      100,000      100,000
     7 1/2 %  June 15, 2023                                                      125,000      125,000
     6 7/8 %  November 1, 2025                                                   175,000      175,000

OTHER LONG-TERM DEBT:
     4.69% Notes, June 16, 1995                                                   31,000       31,000
     8 3/4% Notes, August 4, 1995                                                 20,000       20,000
     5.03% - 5.05% Notes, August 28 - September 1, 1995                           28,000       28,000
     5.81% - 5.85% Notes, December 1, 1995                                         7,000        7,000
     8 3/4% Notes, July 8, 1996                                                   20,000       20,000
     5.98% Notes, August 28, 1997                                                 22,000       22,000
     8 3/4% Notes, July 6, 2000                                                   10,000       10,000
     SFr. 100,000,000 5 1/8 % Bonds, February 6, 1998 (foreign currency
       exposure hedged through currency swap at an interest rate of 9.725%)       47,250       47,250
     SFr. 150,000,000 7 1/2 % Foreign Interest Payment Securities
       May 14, 1996                                                               75,282       75,282
     5.96% Commercial Paper, February 8, 2000                                    245,847
                                                                              -----------------------

Total outstanding                                                              1,499,814    1,253,967
                                                                              -----------------------
Less:
     Payments due within one year                                                 86,000
     Unamortized debt discount less premium                                       16,883       18,345
                                                                              -----------------------
                                                                                 102,883       18,345
                                                                              -----------------------
Long-Term Debt                                                                $1,396,931   $1,235,622
                                                                              -----------------------
                                                                              -----------------------


The annual principal payment requirements of long-term debt for the years 1995 through 1998 are $86 million, $95 million, $147 million, and $497 million, respectively. No amounts are due in 1999. Substantially all utility plant is pledged as collateral for the first mortgage bonds.

CURRENCY RATE SWAPS

In February 1986, the Company issued SFr. 100 million of 5 1/8 percent bonds which will mature on February 6, 1998. The Company has entered into a swap transaction with a major international bank to hedge the currency exposure. The terms of the swap result in a U.S. dollar liability of $47 million at an interest rate of 9.725 percent with the principal payable on February 6, 1998.

     In May 1986, the Company issued SFr. 150 million of 7 1/2 percent Foreign Interest Payment Securities which are renewable at 10-year intervals at reset interest rates. Interest is payable in U.S. dollars. The principal was exchanged into $75 million at an exchange rate of 1.9925, which is also the minimum rate of exchange for determining the amount of principal repayable in Swiss francs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   FINANCIAL INSTRUMENTS

The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of those instruments. The Company's Flexible Auction Series preferred stocks approximate fair value since they are remarketed periodically.

The fair value of the Company's long-term debt, 6 percent preferred, 6 percent Series A preferred and 7 3/4 percent preferred stock is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of similar remaining maturities. The fair value of the currency rate swap is the estimated amount that the bank would receive or pay to terminate the swap agreement at the reporting date, taking into account current exchange rates and the current credit worthiness of the swap counterparty. The fair value of these financial instruments is different from the carrying amount.

The following financial instruments have a fair value which is different from the carrying amount as of December 31.


                                     1994              1993
                             -------------------------------------
(Dollars                     Carrying     Fair   Carrying    Fair
in Millions)                  Amount     Value    Amount    Value
- ------------------------------------------------------------------
Long-Term Debt                $1,499    $1,377    $1,253    $1,272
Preferred Stocks              $   97    $   78    $   97    $   95

In October, 1994, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 119 (SFAS 119), "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." SFAS 119 is effective for financial statements issued for fiscal years ending after December 15, 1994 and requires certain disclosures about financial instruments not covered by SFAS 105, "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk." As a result of the Gas Cost Incentive Mechanism
(GCIM) (See Note 2), the Company enters into a certain amount of gas futures contracts in the open market to help reduce gas costs within the GCIM tolerance band. The Company's policy is to use gas futures contracts to mitigate risk and better manage gas costs. The CPUC has approved the use of gas futures for managing risk associated with the GCIM. For the year ended December 31, 1994, gains or losses from gas futures contracts are not material to the Company's financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.   CAPITAL STOCK

The amount of capital stock outstanding is as follows:


                                                  December 31, 1994     December 31, 1993
                                             ----------------------------------------------
                                                 Number    Thousands    Number    Thousands
                                               of Shares  of Dollars  of Shares  of Dollars
                                             ----------------------------------------------
PREFERRED STOCK:
cumulative, voting (a) (b) (c) (d):
  6%, $25 par value                              79,011    $  1,975      79,011   $  1,975
  6%, Series A, $25 par value                   783,032      19,576     783,032     19,576
  Series Preferred, no par value:
    Flexible Auction, Series A                      500      50,000         500     50,000
    Flexible Auction, Series C                      500      50,000         500     50,000
    7 3/4%, $25 Stated Value                  3,000,000      75,000   3,000,000     75,000
                                                           --------               --------
    Total                                                  $196,551               $196,551
                                                           --------               --------
                                                           --------               --------
PREFERENCE STOCK - cumulative, voting,
    no par value (a) (c)

COMMON STOCK -
    no par value (a) (c)                     91,300,000    $834,889  91,300,000   $834,889
                                                           --------               --------
                                                           --------               --------

(a) The Company's Articles of Incorporation authorize the following stocks: 100 million shares of Common Stock; 160,000 shares of 6% Preferred Stock; 840,000 shares of 6% Preferred Stock, Series A; 5 million shares of Series Preferred Stock and 5 million shares of Preference Stock.

(b) Each issue of the Flexible Auction Series Preferred Stock is auctioned on specified dividend dates. The term of each subsequent dividend period is, at the Company's option, 49 days or longer, not to exceed ten years. The weighted average dividend rates for the Flexible Auction Series Preferred Stock for 1994, 1993 and 1992 were: Series A, 3.40 percent, 2.67 percent and 3.21 percent, respectively; and Series C, 3.33 percent, 2.75 percent and 3.28 percent, respectively. Subsequent dividend rates may be affected by general market conditions and the credit rating assigned to the Flexible Auction Series Preferred Stock. The Company has the option of redeeming the shares, in whole or in part, at $100,000 per share plus accumulated dividends, on any scheduled dividend payment date.

(c) In the event of any liquidation, dissolution or winding up of the Company, the holders of shares of each series of Preferred Stock and of each series of Series Preferred Stock would be entitled to receive the stated value or the liquidation preference for their shares, plus accrued dividends before any amount shall be paid to the holders of Preference Stock or Common Stock. If the amounts payable with respect to the shares of each series of Preferred Stock or Series Preferred Stock are not paid in full, the holders of such shares will share ratably in any such distribution. After payment in full to the holders of each series of Preferred Stock, Series Preferred Stock and Preference Stock of the liquidating distributions to which they are entitled, the remaining assets and funds of the Company would be divided pro rata among the holders of the 6% Preferred Stock and the holders of Common Stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  TRANSACTIONS WITH AFFILIATES

Pacific Interstate Transmission Company, Pacific Interstate Offshore Company and Pacific Offshore Pipeline Company, subsidiaries of the Parent and gas supply affiliates of the Company, sell and transport gas to the Company under tariffs approved by the Federal Energy Regulatory Commission. During 1994, 1993 and 1992, billings for such gas purchases totaled $215 million, $344 million, and $356 million, respectively. The Company has long-term gas purchase and transportation agreements with the affiliates extending through the year 2003 requiring certain minimum payments which allow the affiliates to recover the construction cost of their facilities. The Company is obligated to make minimum annual payments to cover the affiliates' operation and maintenance expenses, demand charges paid to their suppliers, current taxes other than income taxes, and debt service costs, including interest expense and scheduled retirement of debt. These long-term agreements were restructured in conjunction with the Comprehensive Settlement previously discussed (see Note 2).

11.  PENSION, POSTRETIREMENT AND OTHER EMPLOYEE BENEFIT PLANS

PENSION PLAN

The Company has a noncontributory defined benefit pension plan covering substantially all of its employees. Benefits are based on employees' years of service and compensation during their last years of employment. The Company's policy is to fund the plan annually at a level which is fully deductible for federal income tax purposes and as necessary on an actuarial basis to provide assets sufficient to meet the benefits to be paid to plan members.

In conformity with generally accepted accounting principles for a rate regulated enterprise, the Company has recorded regulatory adjustments to reflect, in net income, pension costs calculated under the actuarial method allowed for ratemaking. The cumulative difference between the net periodic pension cost calculated for financial reporting and ratemaking purposes has been included as a deferred charge or credit in the Consolidated Balance Sheet.

Pension expense is as follows:


                                                                      Year Ended December 31
                                                          ---------------------------------------
(Thousands of Dollars)                                       1994             1993          1992
- -------------------------------------------------------------------------------------------------
Service cost - benefits earned during the period            $33,627         $31,828       $30,327
Interest cost on projected benefit obligation                80,741          78,727        75,578
Actual return on plan assets                                 (2,631)       (153,293)      (68,730)
Net amortization and deferral                               (94,173)         54,816       (13,041)
                                                            -------------------------------------
Net periodic pension cost                                    17,564          12,078        24,134
Special early retirement program                             11,790          17,546        12,227
Postretirement health care and life insurance benefits                                     22,088
Regulatory adjustment                                        (1,878)            919        (8,891)
                                                            -------------------------------------
     Total pension expense                                  $27,476         $30,543       $49,558
                                                            -------------------------------------
                                                            -------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the pension plan's funded status to the pension liability recognized in the Consolidated Balance Sheet is as follows:


                                                                                     December 31
                                                                             --------------------------
(Thousands of Dollars)                                                            1994           1993
- -------------------------------------------------------------------------------------------------------
Actuarial present value of pension benefit obligations
  Accumulated benefit obligation, including $751,852 and $792,800
    in vested benefits at December 31, 1994 and 1993, respectively           $   844,762    $   907,890
  Effect of future salary increases                                              203,995        267,061
- -------------------------------------------------------------------------------------------------------
Projected benefit obligation                                                   1,048,757      1,174,951
Less: plan assets at fair value, primarily publicly traded common
    stocks and equity pooled funds                                            (1,237,747)    (1,282,921)
Unrecognized net gain                                                            234,372        157,215
Unrecognized prior service cost                                                  (35,761)       (39,480)
Unrecognized transition obligation                                                (5,143)        (5,658)
- -------------------------------------------------------------------------------------------------------
Accrued pension liability included in the Consolidated Balance Sheet         $     4,478    $     4,107
- -------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------
Deferred pension credit (charge) included in the Consolidated Balance Sheet  $    (1,489)   $       390
- -------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------

The plan's major actuarial assumptions include:
  Weighted average discount rate                                                       8%            7%
  Rate of increase in future compensation levels                                       5%            5%
  Expected long-term rate of return on plan assets                                     8%        8 1/2%


POSTRETIREMENT BENEFIT PLAN

In 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS 106). SFAS 106 requires the accrual of the cost of certain postretirement benefits other than pensions over the active service period of the employee. The Company previously recorded these costs when paid or funded. In accordance with SFAS 106, the Company elected to amortize the unfunded transition obligation of $256 million over 20 years. The CPUC in late 1992 authorized SFAS 106 amounts to be recovered in rates.

As with pensions, the Company has recorded regulatory adjustments to reflect, in net income, postretirement benefit costs calculated under the actuarial method allowed for ratemaking. The cumulative difference between the net periodic postretirement benefit cost calculated for financial reporting and ratemaking purposes has been included as a deferred charge or credit in the Consolidated Balance Sheet.

The Company's postretirement benefit plan currently provides medical and life insurance benefits to qualified retirees. In the past, employee cost-sharing provisions have been implemented to control the increasing costs of these benefits. Other changes could occur in the future. The Company's policy is to fund these benefits at a level which is fully tax deductible for federal income tax purposes, not to exceed amounts recoverable in rates, and as necessary on an actuarial basis to provide assets sufficient to be paid to plan participants. The net postretirement benefit expense was as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                    Year Ended December 31
                                                    ----------------------
(Thousands of Dollars)                                  1994       1993
- --------------------------------------------------------------------------
Service cost - benefits earned during the period       $13,122     $11,917
Interest cost on projected benefit obligation           26,464      26,848
Actual return on plan assets                            (1,487)    (10,076)
Net amortization and deferral                            2,561      15,205
                                                       -------------------
Net periodic postretirement benefit cost                40,660      43,894
Regulatory adjustment                                   (2,887)
                                                       -------------------
Net postretirement benefit expense                     $37,773     $43,894
                                                       -------------------
                                                       -------------------

     Prior to 1993, the Company commenced funding its future liability for postretirement benefits through the pension plan. Amounts funded were subject to the respective income tax limitations and amounts provided through rates. In 1992, the amounts funded totaled $22 million.

     A reconciliation of the plan's funded status to the postretirement benefit liability recognized in the Consolidated Balance Sheet is as follows:


                                                         December 31
                                                      ------------------
(Thousands of Dollars)                                 1994      1993
- ------------------------------------------------------------------------
Accumulated postretirement benefit obligation:
     Retirees                                         $160,066  $147,666
     Fully eligible active plan participants           174,440   178,777
     Other active plan participants                     17,012    30,799
                                                      ------------------
                                                       351,518   357,242

Less: plan assets at fair value, primarily
     publicly traded common stocks
     and equity pooled funds                          (144,304) (116,803)
Unrecognized net transition obligation                (230,047) (242,827)
Unrecognized net gain                                   19,954     1,365
                                                      ------------------
Prepaid postretirement benefit asset
     included in the Consolidated Balance Sheet       $ (2,879) $ (1,023)
                                                      ------------------
                                                      ------------------
Deferred postretirement benefit charge
     included in the Consolidated Balance Sheet       $ (2,887) $      0
                                                      ------------------
                                                      ------------------
The plan's major actuarial assumptions include:
   Health care cost trend rate                               8%        8%
   Weighted average discount rate                            8%        7%
   Rate of increase in future compensation levels            5%        5%
   Expected long-term rate of return on plan assets          8%    8 1/2%


The assumed health care cost trend rate is 7.5 percent for 1995. The trend rate is expected to decrease from 1995 to 1998 with a 6 percent ultimate trend rate thereafter. The effect of a one-percentage-point increase in the assumed health care cost trend rate for each future year is $7.1 million on the aggregate of the service and interest cost components of net periodic postretirement cost for 1994 and $54.4 million on the accumulated postretirement benefit obligation at December 31, 1994. The estimated income tax rate used in the return on plan assets is zero since the plan is tax exempt.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

POSTEMPLOYMENT BENEFITS

Effective January 1, 1994, the Company adopted SFAS 112, "Employers' Accounting for Postemployment Benefits". SFAS 112 requires the accrual of the obligation to provide benefits to former or inactive employees after employment but before retirement. The adoption of SFAS 112 had no impact on earnings since these costs are currently recovered in rates as paid, and as such, have been reflected as a regulatory asset. At December 31, 1994 and 1993, the total postemployment benefit liability was $49 million and $39 million, respectively, and represents primarily workers' compensation and disability benefits.

EARLY RETIREMENT PROGRAM

In 1994 and 1993, the Company offered a special early retirement program for a limited period to certain eligible employees. The cost of this program is included in the total pension expense for 1994 and 1993, respectively.

RETIREMENT SAVINGS PLAN

Upon completion of one year of service, all employees of the Company are also eligible to participate in the Company's retirement savings plan administered by bank trustees. Employees may contribute from 1 to 14 percent of their regular earnings. The Company generally contributes an amount of cash or a number of shares of the Parent's common stock of equivalent fair market value which, when added to prior forfeitures, will equal 50 percent of the first 6 percent of eligible base salary contributed by employees. The employees' contributions, at the direction of the employees, are primarily invested in the Parent's common stock, mutual funds or guaranteed investment contracts. The Company's contributions, which were invested in the Parent's common stock, were $8 million in 1994 and $9 million each in 1993 and 1992.

STATEMENT OF MANAGEMENT RESPONSIBILITY
FOR CONSOLIDATED FINANCIAL STATEMENTS

          The consolidated financial statements have been prepared by management. The integrity and objectivity of these financial statements and the other financial information in the Annual Report, including the estimates and judgments on which they are based, are the responsibility of management. The financial statements have been audited by Deloitte & Touche LLP, independent certified public accountants, appointed by the Board of Directors. Their report is shown on the following page. Management has made available to Deloitte & Touche LLP all of the Company's financial records and related data, as well as the minutes of shareholders' and directors' meetings.

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

          The Board of Directors has an Audit Committee composed solely of directors who are not officers or employees of the Company. The Committee recommends for approval by the full Board the appointment of the independent auditors. The Committee meets regularly with management, with the Company's internal auditors and with the independent auditors. The independent auditors and the internal auditors periodically meet alone with the Audit Committee and have free access to the Audit Committee at any time.

Warren I. Mitchell,
President

Ralph Todaro,
Vice President and Controller


January 31, 1995

INDEPENDENT AUDITORS' REPORT

Southern California Gas Company:

We have audited the consolidated financial statements of Southern California Gas Company and its subsidiaries (pages 25 to 42) as of December 31, 1994 and 1993, and for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southern California Gas Company and its subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Los Angeles, California
January 31, 1995

OTHER INFORMATION

                      QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                        1994
                                   --------------------------------------
Three Months Ended                 March 31  June 30   Sept. 30  Dec. 31
- -------------------------------------------------------------------------
(Thousands of Dollars)
Operating revenues                 $689,154  $630,298  $567,929  $699,143

Net operating revenue              $ 67,598  $ 68,094  $ 67,575  $ 75,360

Net income                         $ 43,949  $ 45,788  $ 45,197  $ 55,579

Net income applicable to
  Common stock                     $ 41,509  $ 43,223  $ 42,532  $ 52,781


                                                        1993
                                   --------------------------------------
Three Months Ended                 March 31  June 30   Sept. 30  Dec. 31
- -------------------------------------------------------------------------
(Thousands of Dollars)
Operating revenues                 $758,721  $633,440  $625,172  $793,741

Net operating revenue              $ 70,602  $ 68,847  $ 75,270  $ 69,779

Net income                         $ 46,167  $ 47,462  $ 50,064  $ 49,983

Net income applicable to
  common stock                     $ 43,634  $ 45,025  $ 47,622  $ 47,513





                     ITEM 9.  CHANGES IN AND DISAGREEMENTS
                         WITH ACCOUNTANTS ON ACCOUNTING
                            AND FINANCIAL DISCLOSURE


          None.

                                    PART III

          ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Information required by this Item with respect to the Company's directors is set forth under the caption "Election of Directors" in the Company's Information Statement for its Annual Meeting of Shareholders scheduled to be held on May 2, 1995. Such information is incorporated herein by reference.

          Information required by this Item with respect to the Company's executive officers is set forth in Item 1 of this Annual Report.

                        ITEM 11.  EXECUTIVE COMPENSATION

     Information required by this Item is set forth under the caption "Election of Directors" and "Executive Compensation" in the Company's Information Statement for its Annual Meeting of Shareholders scheduled to be held on May 2, 1995. Such information is incorporated herein by reference.

                     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

          Information required by this Item is set forth under the caption "Election of Directors" in the Company's Information Statement for its Annual Meeting of Shareholders scheduled to be held on May 2, 1995. Such information is incorporated herein by reference.

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

                                    PART IV

                    ITEM 14.  EXHIBITS, FINANCIAL STATEMENT
                       SCHEDULES, AND REPORTS ON FORM 8-K


(a)  Documents filed as part of this report:

1.   CONSOLIDATED FINANCIAL STATEMENTS (SET FORTH IN
     ITEM 8 OF THIS ANNUAL REPORT ON FORM 10-K):

     1.01    Report of Deloitte & Touche LLP,
             Independent Certified Public Accountants.

     1.02    Statement of Consolidated
             Income for the years ended
             December 31, 1994, 1993 and 1992.

     1.03    Consolidated Balance Sheet at December 31,
             1994 and 1993.

     1.04    Statement of Consolidated Cash Flows
             for the years ended December 31, 1994,
             1993 and 1992.

     1.05    Statement of Consolidated Shareholders'
             Equity for the years ended December 31, 1994, 1993, 1992 and 1991.

     1.06    Notes to Consolidated Financial
             Statements.

3.   ARTICLES OF INCORPORATION AND BY-LAWS:

     3.01    Restated Articles of Incorporation of
             Southern California Gas Company
             (Note 25; Exhibit 3.01).

     3.02    Bylaws of Southern California Gas Company.

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

     10.06   Southern California Gas Company Pension
             Restoration Plan For Certain Management
             Employees (Note 11; Exhibit 10.29).

     10.07   Pacific Enterprises Executive Incentive
             Plan (Note 18; Exhibit 10.13)

     10.08   Pacific Enterprises Deferred Compensation
             Plan for Key Management Employees (Note 15;
             Exhibit 10.41).

     10.09   Pacific Enterprises Stock Incentive Plan
             (Note 19; Exhibit 4.01).

     10.10   Pacific Enterprises Employee Stock Option Plan (Note 27; Exhibit
             4.01).

21.  SUBSIDIARIES OF THE REGISTRANT

     21.01   List of subsidiaries of Southern
             California Gas Company.

23.  CONSENTS OF EXPERTS AND COUNSEL

     23.01   Consent of Deloitte & Touche LLP,
             Independent Certified Public Accountants.

24.  POWER OF ATTORNEY

     24.01   Power of Attorney of Certain Officers
             and Directors of Southern California Gas
             Company (contained on the signature pages of this Annual Report on Form 10-K).

27.  Financial Data Schedule

     27.01   Financial Data Schedule

(b)  REPORTS ON FORM 8-K:
                  The following report on Form 8-K was filed during the last quarter of 1994.
                  REPORT DATE           ITEM REPORTED

                Nov. 23, 1994        Item 5


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

     22 Annual Report on Form 10-K for the year ended December 31, 1990, filed by Southern California Gas Company.

     23 Annual Report on Form 10-K for the year ended December 31, 1991, filed by Southern California Gas Company.

     24 Registration Statement No. 33-50826 filed by Southern California Gas Company on August 13, 1992.

     25 Annual Report on Form 10-K for the year ended December 31, 1992, filed by Southern California Gas Company.

     26 Annual Report on Form 10-K for the year ended December 31, 1993, filed by Southern California Gas Company.

     27 Registration Statement No. 33-54055 filed by Pacific Enterprises on June 9, 1994.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SOUTHERN CALIFORNIA GAS COMPANY

                                   By: /s/ Warren I. Mitchell
                                      --------------------------
                                   Name:     Warren I. Mitchell
                                   Title:    President
                                   Dated:    March 17, 1995

          Each person whose signature appears below hereby authorizes Warren I. Mitchell, Lloyd A. Levitin, Ralph Todaro, and each of them, severally, as attorney-in-fact, to sign on his or her behalf, individually and in each capacity stated below, and file all amendments to this Annual Report.

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                   TITLE                             DATE

/s/ Warren I. Mitchell
- -----------------------     President                         March 17, 1995
(Warren I. Mitchell)        (Principal Executive Officer)

/s/ Lloyd A. Levitin
- -----------------------     Executive Vice President and
(Lloyd A. Levitin)          Chief Financial Officer
                            (Principal Financial Officer)     March 17, 1995

/s/ Ralph Todaro
- -----------------------     Vice President and Controller     March 17, 1995
(Ralph Todaro)

/s/ Hyla H. Bertea
- -----------------------     Director                          March 17, 1995
(Hyla H. Bertea)

/s/ Herbert L. Carter
- -----------------------     Director                          March 17, 1995
(Herbert L. Carter)


/s/ Richard D. Farman
- -----------------------     Director                          March 17, 1995
(Richard D. Farman)

/s/ Wilford D. Godbold, Jr.
- -----------------------     Director                          March 17, 1995
(Wilford D. Godbold, Jr.)

/s/ Ignacio E. Lozano, Jr.
- -----------------------     Director                          March 17, 1995
(Ignacio E. Lozano, Jr.)

/s/ Harold M. Messmer, Jr.
- -----------------------     Director                          March 17, 1995
(Harold M. Messmer, Jr.)

/s/ Paul A. Miller
- -----------------------     Director                          March 17, 1995
(Paul A. Miller)

/s/ Joseph R. Rensch
- -----------------------     Director                          March 17, 1995
(Joseph R. Rensch)

/s/ Diana L. Walker
- -----------------------     Director                          March 17, 1995
(Diana L. Walker)

/s/ Willis B. Wood, Jr.
- -----------------------     Director                          March 17, 1995
(Willis B. Wood, Jr.)