Form 10-Q
period 1995-03-31
SOUTHERN CALIFORNIA GAS CO
filed 1995-05-12
CIK 92108

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

       [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended        March 31,  1995
                              --------------------------------------------

Commission file number             1-1402
                      ----------------------------------------------------

                         SOUTHERN CALIFORNIA GAS COMPANY
              ------------------------------------------------------
              (Exact name of registrant as specified in its charter)

                  California                           95-1240705
- ---------------------------------------------      -------------------
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

Yes  X    No
    ---

The number of shares of common stock outstanding on April 28, 1995 was 91,300,000.


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

               SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARY
                 CONDENSED STATEMENT OF CONSOLIDATED INCOME
                           (Thousands of Dollars)

                                          Three Months Ended
                                               March 31
                                         --------------------
                                           1995        1994
                                         --------    --------
                                              (Unaudited)

Operating Revenues                       $604,690    $689,154
                                         --------    --------
Operating Expenses:
  Cost of gas distributed                 231,690     354,087
  Operation and maintenance               169,541     146,062
  Depreciation                             58,978      57,640
  Income taxes                             40,935      32,798
  Other taxes and franchise
   payments                                30,274      30,969
                                         --------    --------
     Total                                531,418     621,556
                                         --------    --------
Net Operating Revenue                      73,272      67,598
                                         --------    --------
Other Income and (Deductions):
  Interest income                           1,597         278
  Regulatory  interest                      1,637       1,064
  Allowance for equity funds used
   during construction                        635         713
  Income taxes on non-operating
   income                                     184         247
  Other - net                              (1,734)     (1,461)
                                         --------    --------
     Total                                  2,319         841
                                         --------    --------
Interest Charges and (Credits):
  Interest on long-term debt               22,256      22,257
  Other interest                            2,653       2,639
  Allowance for borrowed funds
   used during construction                  (367)       (406)
                                         --------    --------
     Total                                 24,542      24,490
                                         --------    --------
Net Income                                 51,049      43,949
Dividends on Preferred Stock                2,928       2,440
                                         --------    --------
Net Income Applicable to
 Common Stock                            $ 48,121    $ 41,509
                                         ========    ========

See Notes to Condensed Consolidated Financial Statements.

              SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARY
                   CONDENSED CONSOLIDATED BALANCE SHEET
                                   ASSETS
                           (Thousands of Dollars)



                                               March 31        December 31
                                                 1995             1994
                                              ----------       -----------
                                              (Unaudited)

Utility Plant                                 $5,645,643        $5,613,013
  Less accumulated depreciation                2,451,732         2,400,601
                                              ----------        ----------
      Utility plant - net                      3,193,911         3,212,412
                                              ----------        ----------

Current Assets:
  Cash and cash equivalents                      186,402            57,531
  Accounts and notes receivable - net            402,402           523,975
  Regulatory accounts receivable                 125,015           360,479
  Gas in storage                                   8,203            63,470
  Materials and supplies                          25,505            25,792
  Prepaid expenses                                25,910            34,129
                                              ----------        ----------
        Total current assets                     773,437         1,065,376
                                              ----------        ----------

Regulatory Assets                                480,708           497,975
                                              ----------        ----------

        Total                                 $4,448,056        $4,775,763
                                              ==========        ==========



See Notes to Condensed Consolidated Financial Statements.

               SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARY
                    CONDENSED CONSOLIDATED BALANCE SHEET
                    CAPITALIZATION AND LIABILITIES
                           (Thousands of Dollars)


                                                March 31         December 31
                                                  1995              1994
                                               ----------        -----------
                                               (Unaudited)

Capitalization:
  Common equity:
      Common stock                             $  834,889         $  834,889
      Retained earnings                           660,119            643,040
                                               ----------         ----------

        Total common equity                     1,495,008          1,447,929
  Preferred stock                                 196,551            196,551
  Long-term debt                                1,386,046          1,396,931
                                               ----------         ----------

         Total capitalization                   3,077,605          3,071,411
                                               ----------         ----------

Current Liabilities:
  Short-term debt                                  83,817            278,201
  Accounts payable                                311,018            409,462
  Accounts payable-affiliates                      13,932             35,013
  Accrued taxes and franchise payments            108,916            117,576
  Deferred income taxes                            36,161             40,792
  Long-term debt due within one year               86,000             86,000
  Accrued interest                                 37,619             40,057
  Other accrued liabilities                       104,796            109,150
                                               ----------         ----------

        Total current liabilities                 782,259          1,116,251
                                               ----------         ----------

Deferred Credits:
  Customer advances for construction               43,203             44,269
  Deferred income taxes                           343,012            341,149
  Deferred investment tax credits                  69,222             69,969
  Other deferred credits                          132,755            132,714
                                               ----------         ----------

        Total deferred credits                    588,192            588,101
                                               ----------         ----------

        Total                                  $4,448,056         $4,775,763
                                               ==========         ==========
See Notes to Condensed Consolidated Financial Statements.

               SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARY
               CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
                           (Thousands of Dollars)

                                                    Three Months Ended
                                                           March 31
                                                --------------------------
                                                  1995              1994
                                                --------          --------
                                                        (Unaudited)

Cash Flows From Operating Activities:
  Net income                                    $ 51,049          $ 43,949
  Items not requiring cash                        65,019            48,756
  Net change in other working capital
    components                                   278,733           111,066
                                                --------          --------
      Net cash provided by operating
       activities                                394,801           203,771
                                                --------          --------

Cash Flows from Investing Activities:
  Expenditures for utility plant                 (39,765)          (39,601)
 (Increase)decrease in other assets               13,456           (24,952)
                                                --------          --------
      Net cash used in investing activities      (26,309)          (64,553)
                                                --------          --------

Cash Flows from Financing Activities:
  Dividends                                      (33,970)          (30,809)
  Issuance of long-term debt                     (11,267)
  Decrease in short-term debt                   (194,384)          (89,221)
                                                --------          --------
     Net cash used in financing activities      (239,621)         (120,030)
                                                --------          --------

Increase in Cash and Cash Equivalents            128,871            19,188
Cash and Cash Equivalents - January 1             57,531            14,533
                                                --------          --------
Cash and Cash Equivalents - March 31            $186,402          $ 33,721
                                                ========          ========
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
      Interest (net of amount capitalized)      $ 26,381          $ 20,820
                                                ========          ========
      Income taxes                              $ 56,243
                                                ========          ========


See Notes to Condensed Consolidated Financial Statements.

               SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARY
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. SUMMARY OF ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements have been prepared in accordance with the interim period reporting requirements of Form 10-Q. Reference is made to the Form 10-K for the year ended December 31, 1994 for additional information.

Results of operations for interim periods are not necessarily indicative of results for the entire year. In order to match revenues and costs for interim reporting purposes, the Company defers revenue related to costs which are expected to be incurred later in the year. In the opinion of management, the accompanying statements reflect all adjustments which are necessary for a fair presentation. These adjustments are of a normal recurring nature. Certain changes in account classification have been made in the prior years' consolidated financial statements to conform to the 1995 financial statement presentation.


2. ENVIRONMENTAL OBLIGATIONS

The Company has identified and reported to California environmental authorities 42 former manufactured gas plant sites for which it (together with other utilities as to 21 of these sites) may have environmental obligations under environmental laws. As of March 31, 1995, eight of these sites have been remediated, of which five have received certification from the California Environmental Protection Agency. Preliminary investigations, at a minimum, have been completed on 39 of the gas plant sites, including those sites at which the remediations described above have been completed. In addition, the Company has been named as a potentially responsible party of one landfill site and three industrial waste disposal sites.

On May 4, 1994, the CPUC approved a collaborative settlement between the Company and other California energy utilities and the Division of Ratepayer Advocates that provides for rate recovery of 90 percent of environmental investigation and remediation costs without reasonableness review. In addition, the utilities have the opportunity to retain a percentage of any insurance recoveries to offset the 10 percent of costs not recovered in rates.

At March 31, 1995, the Company's estimated remaining investigation and remediation liability was approximately $65 million which it is authorized to recover through the mechanism discussed above. The estimated liability is subject to future adjustment pending further investigation. The Company believes that any costs not ultimately recovered through rates, insurance or other means, upon giving effect to previously established liabilities, will not have a material adverse effect on the Company's financial statements.



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Southern California Gas Company (the Company) is a subsidiary of Pacific Enterprises (Parent). The Company, a public utility, provides natural gas distribution, transmission and storage in a 23,000 square mile service area in southern California and parts of central California. SoCalGas markets are separated into core customers and noncore customers. Core customers consist of approximately 4.7 million customers (4.5 million residential and 200,000 smaller commercial and industrial customers). The noncore market consists of approximately 1,200 customers which primarily include utility electric generation, wholesale and large commercial and industrial customers. Many noncore customers are sensitive to the price relationship between natural gas and alternate fuels, and are capable of readily switching from one fuel to another, subject to air quality regulations. The Company is regulated by the California Public Utilities Commission (CPUC). It is the responsibility of the CPUC to determine that utilities operate in the best interest of the ratepayers with the opportunity to earn a reasonable return on investment. Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements and the Company's Annual Report on
Form 10-K.


RESULTS OF OPERATIONS


Net income for the three months ended March 31, 1995 increased by $7 million compared to 1994. The increase in net income was due primarily to the increase in the authorized rate of return on common equity from 11.0 percent in 1994 to 12.0 percent in 1995 and lower operating expenses and capital expenditures in 1995 from the amounts authorized in the most recent general rate case decision as adjusted for 1995 attrition allowances.

Operating revenues and cost of gas distributed for the three months ended March 31, 1995 decreased $84 million and $122 million, respectively compared to the same period in 1994. The decreases reflect lower volumes of gas sold to core customers in 1995 and a decrease in the average unit cost of gas. Core volumes decreased as a result of warmer weather in 1995 compared to 1994. The average unit cost of gas declined as a result of lower market prices. Under the current regulatory framework, changes in revenue resulting from changes in volumes in the core market and cost of gas do not affect net income.

RECENT CPUC REGULATORY ACTIVITY

General rate applications are filed every three years. In a general rate case, the CPUC establishes a margin, which is the amount of revenue authorized to be collected from customers to recover authorized operating expenses (other than the cost of gas), depreciation, interest, taxes and return on rate base. Rate adjustments from the Company's next general rate case proceeding would normally be scheduled to go into effect in 1997, however, the Company filed a petition for modification with the CPUC in 1994 to delay the proceeding and is exploring a new approach for setting rates to its customers. Known as "Performance Based Ratemaking"(PBR), this new method would link financial performance with productivity improvements and generally would allow for rates to increase by the rate of inflation, less an agreed-upon percentage for productivity improvements. On April 26, 1995, the CPUC approved the Company's petition for modification subject to certain conditions including a PBR application being filed with the CPUC no later than June 30, 1995. If approved by the CPUC, PBR would be implemented in 1997 at the earliest.

On March 16, 1994, the CPUC approved a new process for evaluating the Company's gas purchases, substantially replacing the previous process of reasonableness reviews. The new Gas Cost Incentive Mechanism (GCIM) is a three-year pilot program that began on April 1, 1994. The GCIM essentially compares the Company's cost of gas with a benchmark level, which is the average market price of 30-day firm spot supplies delivered to the Company's service areas.

All savings from gas purchased below the benchmark are shared equally between ratepayers and shareholders. The Company can recover all costs in excess of the benchmark that are within a tolerance band. If the Company's cost of gas exceeds the tolerance band, then the excess costs are shared equally between ratepayers and shareholders. For the first year of the program, the GCIM provides a 4.5 percent tolerance band above the benchmark. For the second and third years of the program, the tolerance band decreases to 4 percent. For the first full year ended March 31, 1995, the Company's gas costs, including gains and losses from gas futures contracts discussed below, were within the tolerance band.

The Company enters into gas futures contracts in the open market on a limited basis to help reduce gas costs within the GCIM tolerance band. The Company's policy is to use gas futures contracts to mitigate risk and better manage gas costs. The CPUC has approved the use of gas futures for managing risk associated with the GCIM.


FACTORS INFLUENCING FUTURE PERFORMANCE. Under current ratemaking policies, future Company earnings and cash flow will be determined primarily by the allowed rate of return on common equity, the growth in rate base, noncore pricing and the variance in gas volumes delivered to noncore customers versus CPUC-adopted forecast deliveries and the ability of management to control expenses and investment in line with the amounts authorized by the CPUC to be collected in rates.

The impact of any future regulatory restructuring, such as Performance Based Ratemaking, increased competitiveness in the industry, including the continuing threat of customers bypassing the Company's system and obtaining service directly from interstate pipelines, and electric industry restructuring could also affect the Company's future performance. The Company's ability to report as earnings the results from revenues in excess of its authorized return from noncore customers due to volume increases has been substantially eliminated for the five years beginning August 1, 1994 as a consequence of the restructuring of high-cost gas contracts that was approved by the CPUC last July (the Comprehensive Settlement). This is because certain forecasted levels of gas deliveries in excess of the 1991 throughput levels used to establish noncore rates were contemplated in estimating the costs of the Comprehensive Settlement in prior years.

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

The Company's earnings for the third and fourth quarters of 1995 and all of 1996 will be favorably impacted by the completion of a realignment of the
Company into two business units in July 1995. A significant amount of the after-tax savings will not be realized until 1996, the first full year following the realignment. The anticipated savings are partially offset by the 2 percent and 3 percent productivity adjustments for 1995 and 1996, respectively, authorized by the CPUC, under the terms of the 1994 Comprehensive Settlement.

Existing interstate pipeline capacity into California exceeds current demand by over 1 billion cubic feet per day. Up to 2 billion cubic feet per day of capacity on the El Paso and Transwestern interstate pipeline systems representing over $175 million and $55 million, respectively, of reservation charges annually, may be relinquished within the next few years based on existing contract reduction options and contract expirations. Some of this capacity may not be resubscribed. Current FERC regulation could permit the cost of unsubscribed capacity to be allocated to remaining firm service customers, including the Company. Under existing regulation in California, the Company would have the opportunity to include its portion of any such reallocated costs in its rates. If competitive conditions did not support higher rates resulting from these reallocated costs, then the Company would be at risk for lost revenues in the noncore market.

The Company, as a part of a coalition of customers who hold 90 percent of the firm transportation capacity rights on the El Paso and Transwestern systems, has offered a proposal for negotiated rates with balanced incentives to El

Paso and Transwestern to resolve the issue of unsubscribed capacity. In March 1995, a Principles of Agreement consistent with the coalition's proposal was finalized with Transwestern. The agreement is subject to the signatories (which includes the Company) and Transwestern finalizing a definitive settlement to be submitted to the FERC during the second quarter of 1995, with approval expected by the end of 1995. A similar proposal was offered to and rejected by El Paso. The Coalition (including the Company) is currently evaluating other alternatives available to it for resolving the issue of unsubscribed capacity with El Paso.

The Company's operations and those of its customers are affected by a growing number of environmental laws and regulations. These laws and regulations affect current operations as well as future expansion. Historically, environmental laws favorably impacted the use of natural gas in the Company's service territory, particularly by utility electric generation and large industrial customers. However, increasingly complex administrative requirements may discourage natural gas use by commercial and industrial customers. Environmental laws also require clean up of facilities no longer in use. Because of current and expected rate recovery, the Company believes that compliance with these laws will not have a significant impact on its financial statements. For further discussion of regulatory and environmental matters, see Note 2 of Notes to Condensed Consolidated Financial Statements.


CAPITAL EXPENDITURES. For the three months ended March 31, 1995, capital expenditures were $40 million. Capital expenditures for utility plant are expected to be $250 million in 1995 and will be financed primarily by internally-generated funds.


LIQUIDITY

Regulatory accounts receivable decreased $235 million reflecting the recovery through increased operating revenues above amounts authorized in current rates of prior undercollections under the regulatory account procedures. As a result, the cash flows generated were available for additional cash requirements, which were primarily utilized for the repayment of short-term debt of approximately $194 million. The decrease in gas in storage inventories of $55 million was primarily due to the seasonal withdrawals required to meet the Company's winter demand.



                         PART II.  OTHER INFORMATION


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(b) There were no reports of Form 8-K filed during the quarter ended March 31, 1995 were as follows:

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

Date:  May 12, 1995