Form 10-Q
period 1995-06-30
SOUTHERN CALIFORNIA GAS CO
filed 1995-08-10
CIK 92108

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

       [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended        June 30,  1995
                              --------------------------------------------

Commission file number             1-1402
                      ----------------------------------------------------

                         SOUTHERN CALIFORNIA GAS COMPANY
              ------------------------------------------------------
              (Exact name of registrant as specified in its charter)

                  California                           95-1240705
---------------------------------------------      -------------------
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

Yes  X    No
    ---

The number of shares of common stock outstanding on July 28, 1995 was 91,300,000.


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

               SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARY
                 CONDENSED STATEMENT OF CONSOLIDATED INCOME
                           (Thousands of Dollars)

                                    Three Months Ended    Six Months Ended
                                           June 30              June 30
                                    -------------------   -----------------
                                      1995      1994        1995      1994
                                     ------    ------      ------    ------
                                                   (Unaudited)

Operating Revenues                  $579,559  $630,298  $1,184,249 $1,319,452
                                    --------  --------  ---------- ----------
Operating Expenses:
  Cost of gas distributed            182,155   251,027     413,845    605,114
  Operation and maintenance          204,797   192,270     374,338    338,332
  Depreciation                        59,348    58,077     118,326    115,717
  Income taxes                        39,029    32,987      79,964     65,785
  Other taxes and franchise
   payments                           20,350    27,843      50,624     58,812
                                    --------  --------  ---------- ----------
     Total                           505,679   562,204   1,037,097  1,183,760
                                    --------  --------  ---------- ----------
Net Operating Revenue                 73,880    68,094     147,152    135,692
                                    --------  --------  ---------- ----------
Other Income and (Deductions):
  Interest income                      3,223       702       4,820        980
  Regulatory  interest                   (55)      985       1,582      2,049
  Allowance for equity funds used
   during construction                   504       771       1,139      1,484
  Income taxes on non-operating
  income                                (477)   (1,211)       (293)     (964)
  Other - net                         (1,309)   (1,126)     (3,043)   (2,587)
                                    --------  --------   --------- ----------
     Total                             1,886       121       4,205        962
                                    --------  --------   --------- ----------
Interest Charges and (Credits):
  Interest on long-term debt          22,195    22,254      44,451     44,511
  Other interest                         837       609       3,490      3,248
  Allowance for borrowed funds
   used during construction             (291)     (436)       (658)     (842)
                                    --------  --------   --------- ----------
     Total                            22,741    22,427      47,283     46,917
                                    --------  --------   --------- ----------
Net Income                            53,025    45,788     104,074     89,737
Dividends on Preferred Stock           2,918     2,565       5,846      5,005
                                    --------  --------   --------- ----------
Net Income Applicable to
 Common Stock                       $ 50,107  $ 43,223   $  98,228 $   84,732
                                    ========  ========   ========= ==========

See Notes to Condensed Consolidated Financial Statements.

              SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARY
                   CONDENSED CONSOLIDATED BALANCE SHEET
                                   ASSETS
                           (Thousands of Dollars)

                                                June 30       December 31
                                                  1995            1994
                                               ---------      -----------
                                              (Unaudited)

Utility Plant                                  $5,682,007      $5,613,013
  Less accumulated depreciation                 2,489,075       2,400,601
                                               ----------      ----------
      Utility plant - net                       3,192,932       3,212,412
                                               ----------      ----------

Current Assets:
  Cash and cash equivalents                       152,995          57,531
  Accounts and notes receivable - net             346,882         523,975
  Regulatory accounts receivable                  101,205         360,479
  Gas in storage                                   20,849          63,470
  Materials and supplies                           20,533          25,792
  Prepaid expenses                                  6,065          34,129
  Deferred income taxes                             6,569
                                               ----------      ----------
        Total current assets                      655,098       1,065,376
                                               ----------      ----------

Deferred Charges                                  468,919         497,975
                                               ----------      ----------

        Total                                  $4,316,949      $4,775,763
                                               ==========      ==========



See Notes to Condensed Consolidated Financial Statements.

               SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARY
                    CONDENSED CONSOLIDATED BALANCE SHEET
                        CAPITALIZATION AND LIABILITIES
                           (Thousands of Dollars)

                                                June 30          December 31
                                                  1995               1994
                                               ----------        -----------
                                               (Unaudited)

Capitalization:
  Common equity:
      Common stock                             $  834,889         $  834,889
      Retained earnings                           572,363            643,040
                                               ----------         ----------

        Total common equity                     1,407,252          1,477,929
  Preferred stock                                 196,551            196,551
  Long-term debt                                1,291,920          1,396,931
                                               ----------         ----------

         Total capitalization                   2,895,723          3,071,411
                                               ----------         ----------

Current Liabilities:
  Short-term debt                                  83,817            278,201
  Accounts payable                                359,593            409,462
  Accounts payable-affiliates                      16,631             35,013
  Accrued taxes                                                       65,284
  Franchise payments                               18,791             52,292
  Deferred income taxes                                               40,792
  Long-term debt due within one year              130,282             86,000
  Accrued interest                                 35,410             40,057
  Other accrued liabilities                       178,559            109,150
                                               ----------         ----------
        Total current liabilities                 823,083          1,116,251
                                               ----------         ----------

Deferred Credits:
  Customer advances for construction               43,728             44,269
  Deferred income taxes                           344,732            341,149
  Deferred investment tax credits                  68,476             69,969
  Other deferred credits                          141,207            132,714
                                               ----------         ----------
        Total deferred credits                    598,143            588,101
                                               ----------         ----------

        Total                                  $4,316,949         $4,775,763
                                               ==========         ==========

See Notes to Condensed Consolidated Financial Statements.

               SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARY
               CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
                           (Thousands of Dollars)

                                                     Six  Months Ended
                                                          June 30
                                               ---------------------------
                                                  1995              1994
                                                 ------            ------
                                                        (Unaudited)

Cash Flows From Operating Activities:
  Net income                                    $104,074         $  89,737
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation                                118,326           115,717
     Deferred income taxes                        14,632            10,393
     Other                                         6,984            (2,136)
  Net change in other working capital
    components                                   284,705            83,830
                                                --------         ---------
      Net cash provided by operating
       activities                                528,721           297,541
                                                --------         ---------

Cash Flows from Investing Activities:
  Expenditures for utility plant                 (97,878)          (98,708)
  (Increase)decrease in other assets              21,445           (30,072)
                                                --------         ---------
      Net cash used in investing activities      (76,433)         (128,780)
                                                --------         ---------

Cash Flows from Financing Activities:
  Dividends paid                                (101,711)          (61,707)
  Payments of long-term debt                     (60,729)
  Decrease in short-term debt                   (194,384)          (87,222)
                                                --------         ---------
     Net cash used in financing activities      (356,824)         (148,929)
                                                --------         ---------

Increase in Cash and Cash Equivalents             95,464            19,832
Cash and Cash Equivalents, January 1              57,531            14,533
                                                --------         ---------
Cash and Cash Equivalents, June 30              $152,995         $  34,365
                                                ========         =========
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period:
      Interest (net of amount capitalized)       $ 51,078         $ 53,507
                                                 ========         ========
      Income Taxes                               $184,702         $ 30,819
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

Results of operations for interim periods are not necessarily indicative of results for the entire year. In order to match revenues and costs for interim reporting purposes, the Southern California Gas Company (Company) defers revenue related to costs which are expected to be incurred later in the year. In the opinion of management, the accompanying statements reflect all adjustments which are necessary for a fair presentation. These adjustments are of a normal recurring nature. Certain changes in account classification have been made in the prior years' consolidated financial statements to conform to the 1995 financial statement presentation.


2. ENVIRONMENTAL OBLIGATIONS

The Company has identified and reported to California environmental authorities 42 former manufactured gas plant sites for which it (together with other utilities as to 21 of these sites) may have environmental obligations under environmental laws. As of June 30, 1995, eight of these sites have been remediated, of which five have received certification from the California Environmental Protection Agency. Preliminary investigations, at a minimum, have been completed on 38 of the gas plant sites, including those sites at which the remediations described above have been completed. In addition, the Company has been named as a potentially responsible party of one landfill site and three industrial waste disposal sites.

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

At June 30, 1995, the Company's estimated remaining investigation and remediation liability was approximately $65 million which it is authorized to recover through the mechanism discussed above. The estimated liability is subject to future adjustment pending further investigation. The Company believes that any costs not ultimately recovered through rates, insurance or other means, upon giving effect to previously established liabilities, will not have a material adverse effect on the Company's financial statements.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Southern California Gas Company (Company) is a subsidiary of Pacific Enterprises (Parent). The Company, a public utility, provides natural gas distribution, transmission and storage in a 23,000-square-mile service area in southern California and parts of central California. Company markets are separated into core customers and noncore customers. Core customers consist of approximately 4.7 million customers (4.5 million residential and 200,000 smaller commercial and industrial customers). The noncore market consists of approximately 1,200 customers which primarily include utility electric generation, wholesale and large commercial and industrial customers. Many noncore customers are sensitive to the price relationship between natural gas and alternate fuels, and are capable of readily switching from one fuel to another, subject to air quality regulations. The Company is regulated by the California Public Utilities Commission (CPUC). It is the responsibility of the CPUC to determine that utilities operate in the best interest of the ratepayers with the opportunity to earn a reasonable return on investment. Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements and the Company's Annual Report on Form 10-K.


RESULTS OF OPERATIONS

Net income for the three and six months ended June 30, 1995 increased by $7 and $14 million compared to the same periods in 1994. The increase in net income was due primarily to the increase in the authorized rate of return on common equity from 11.0 percent in 1994 to 12.0 percent in 1995 and lower operating expenses and capital expenditures in 1995 from the amounts authorized in the most recent general rate case decision as adjusted for the 1995 attrition allowances.

Operating revenues for the three and six months ended June 30, 1995 decreased $51 million and $135 million, respectively, when compared to the same periods in 1994. Cost of gas distributed for the three and six months ended June 30, 1995 decreased $69 million and $191 million, respectively, when compared to the same periods in 1994. The decreases in operating revenues and cost of gas primarily reflect a decrease in the average unit cost of gas. The average unit cost of gas declined as a result of lower market prices. Under the current regulatory framework, changes in revenue resulting from changes in volumes delivered to the core market and cost of gas do not affect net income.

RECENT CPUC REGULATORY ACTIVITY

On June 1, 1995, the Company filed a "Performance Based Ratemaking" (PBR) application with the CPUC which would replace the general rate case. This new method would link financial performance with productivity improvements and generally would allow for rates to increase by the rate of inflation, less an agreed-upon percentage for productivity improvements. However, under PBR, the Company would be at risk for changes in interest rates and cost of capital, changes in core volumes not related to weather, and achieving the productivity improvements. If approved by the CPUC, PBR would be implemented in 1997 at the earliest.

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

All savings from gas purchased below the benchmark are shared equally between ratepayers and shareholders. The Company can recover all costs in excess of the benchmark that are within a tolerance band. If the Company's cost of gas exceeds the tolerance band, then the excess costs are shared equally between ratepayers and shareholders. For the first year of the program, the GCIM provided a 4.5 percent tolerance band above the benchmark. For the second and third years of the program, the tolerance band is 4 percent. Since the inception of the program through June 30, 1995, the Company's gas costs, including gains and losses from gas futures contracts discussed below, were within the tolerance band.

The Company enters into gas futures contracts in the open market on a limited basis to help reduce gas costs within the GCIM tolerance band. The Company's policy is to use gas futures contracts to mitigate risk and better manage gas costs. The CPUC has approved the use of gas futures for managing risk associated with the GCIM.

On July 5, 1995, an administrative law judge (ALJ) issued a proposed decision authorizing the Company $33 million in ratepayer funding, compared to a request of $70 million, over six years, to fund natural gas vehicle (NGV) activities. The proposed funding would cover the costs of maintaining existing fueling stations, increasing the overall number of natural gas vehicles, continued research and development and conducting educational activities. The decision is subject to CPUC approval and may be approved as is, rejected or modified.

The proposal would also require that all refueling stations on customer sites be sold or removed from ratebase within six years of issuance of the ALJ's proposed decision. Any depreciation previously recovered in rates would be refunded to ratepayers along with 50% of any gains resulting from the sale of the stations. If this proposed decision is accepted by the CPUC, the Company may be required to reduce the carrying value of its $20 million investment in these stations. The Company does not believe this recommendation will be accepted and believes that the CPUC will adopt a policy permitting full recovery of the cost of this investment.


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

On May 9, 1995, the Company filed a request with the CPUC for the 1996 cost of capital. The Company requested an authorized return on common equity of
12.50 percent and a 9.90 percent return on rate base. A decision is expected in late 1995.

The Company's earnings for the third and fourth quarters of 1995 and all of 1996 will be favorably impacted by the completion of a realignment of the Company into two business units effective July 1995. A significant amount of the savings will not be realized until 1996, the first full year following the realignment. Improvements to earnings will be partially offset by the 2 percent and 3 percent productivity adjustments for 1995 and 1996, respectively, authorized by the CPUC, under the terms of the 1994 Comprehensive Settlement.

Existing interstate pipeline capacity into California exceeds current demand by over 1 billion cubic feet per day. Up to 2 billion cubic feet per day of capacity on the El Paso and Transwestern interstate pipeline systems representing over $175 million and $55 million, respectively, of annual reservation charges, may be relinquished within the next few years based on existing contract reduction options and contract expirations. Some of this capacity may not be resubscribed. Current FERC regulation could permit the cost of unsubscribed capacity to be allocated to remaining firm service customers, including the Company. Under existing regulation in California, the Company would have the opportunity to include its portion of any such reallocated costs in its rates. If competitive conditions did not support higher rates resulting from these reallocated costs, then the Company would be at risk for lost revenues in the noncore market.

The Company, as a part of a coalition of customers who hold 90 percent of the firm transportation capacity rights on the El Paso and Transwestern systems, has offered a proposal for negotiated rates with balanced incentives to El Paso and Transwestern to resolve the issue of unsubscribed capacity. In March 1995, a Principles of Agreement consistent with the coalition's proposal was finalized with Transwestern. A definitive settlement was submitted to the FERC on May 2, 1995 and approval was granted on July 26. A similar proposal was offered to and rejected by El Paso. El Paso has subsequently filed for a $74 million annual rate increase with the FERC. The rate increase proposes to reallocate to its remaining firm customers the costs related to pipeline capacity soon to be relinquished by certain of its customers. On July 12, the Company and a coalition of El Paso's customers filed a protest with the FERC in opposition to El Paso's request. El Paso and its customers including the Company are scheduled to meet in mid-August.

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


CAPITAL EXPENDITURES. For the six months ended June 30, 1995, capital expenditures were $98 million. Capital expenditures for utility plant are expected to be $240 million in 1995 and will be financed primarily by internally-generated funds.

LIQUIDITY

Regulatory accounts receivable decreased $259 million reflecting the recovery through rates of amounts undercollected in prior years. As a result, the cash flows generated were available for additional cash requirements, primarily the payment of debt and the payment of dividends.



                         PART II.  OTHER INFORMATION


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(b) There were no reports of Form 8-K filed during the quarter ended June 30, 1995.




SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



SOUTHERN CALIFORNIA GAS COMPANY
-------------------------------
        (Registrant)


Ralph Todaro
-------------------------------
Ralph Todaro
Vice President and Controller
Interim Chief Financial Officer
(Interim Chief Financial Officer
and duly authorized signatory)


Date:  August 10, 1995