Form 10-Q
period 1995-09-30
SOUTHERN CALIFORNIA GAS CO
filed 1995-11-14
CIK 92108

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

       [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended      September 30,  1995
                              --------------------------------------------

Commission file number             1-1402
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

Yes  X    No
    ---

The number of shares of common stock outstanding on October 27, 1995 was 91,300,000.


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

               SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARY
                 CONDENSED STATEMENT OF CONSOLIDATED INCOME
                           (Thousands of Dollars)

                                   Three Months Ended    Nine Months Ended
                                       September 30         September 30
                                   ------------------- ---------------------
                                     1995      1994        1995      1994
                                   --------  --------- ---------- ----------
                                                   (Unaudited)

Operating Revenues                 $505,292  $567,929  $1,689,541 $1,887,381
                                   --------  --------  ---------- ----------
Operating Expenses:
  Cost of gas distributed           162,249   169,701     576,094    774,815
  Operation and maintenance         151,388   218,060     525,726    556,392
  Depreciation                       59,089    58,637     177,415    174,354
  Income taxes                       39,088    32,562     119,052     98,347
  Other taxes and franchise
   payments                          21,979    21,394      72,603     80,206
                                   --------  --------  ---------- ----------
     Total                          433,793   500,354   1,470,890  1,684,114
                                   --------  --------  ---------- ----------
Net Operating Revenue                71,499    67,575     218,651    203,267
                                   --------  --------  ---------- ----------
Other Income and (Deductions):
  Interest income                     2,059       368       6,879      1,348
  Regulatory interest                   534     3,612       2,116      5,661
  Allowance for equity funds used
   during construction                1,203       686       2,342      2,170
  Income taxes on non-operating
   income                              (797)   (1,136)     (1,090)    (2,100)
  Other - net                        (1,228)     (993)     (4,271)    (3,580)
                                    -------  --------  ---------- ----------
     Total                            1,771     2,537       5,976      3,499
                                    -------  --------  ---------- ----------
Interest Charges and (Credits):
  Interest on long-term debt         21,759    22,257      66,210     66,768
  Other interest                      1,560     3,050       5,050      6,298
  Allowance for borrowed funds
  used during construction             (699)     (392)     (1,357)    (1,234)
                                    -------  --------  ---------- ----------
     Total                           22,620    24,915      69,903     71,832
                                    -------  --------  ---------- ----------
Net Income                           50,650    45,197     154,724    134,934
Dividends on Preferred Stock          2,888     2,665       8,734      7,670
                                    -------  --------  ---------- ----------
Net Income Applicable to
 Common Stock                       $47,762  $ 42,532  $  145,990 $  127,264
                                    ======== ========  ========== ==========

See Notes to Condensed Consolidated Financial Statements.

              SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARY
                   CONDENSED CONSOLIDATED BALANCE SHEET
                                   ASSETS
                           (Thousands of Dollars)

                                             September 30     December 31
                                                 1995             1994
                                             -----------      -----------
                                              (Unaudited)

Utility Plant                                  $5,725,715      $5,613,013
  Less accumulated depreciation                 2,544,620       2,400,601
                                               ----------      ----------
      Utility plant - net                       3,181,095       3,212,412
                                               ----------      ----------

Current Assets:
  Cash and cash equivalents                        61,521          57,531
  Accounts and notes receivable - net             317,165         523,975
  Regulatory accounts receivable                  168,102         360,479
  Gas in storage                                   66,336          63,470
  Materials and supplies                           20,587          25,792
  Prepaid expenses                                 19,610          34,129
  Deferred income taxes                            39,887
                                               ----------      ----------
        Total current assets                      693,208       1,065,376
                                               ----------      ----------

Deferred Charges                                  481,856         497,975
                                               ----------      ----------

        Total                                  $4,356,159      $4,775,763
                                               ==========      ==========



See Notes to Condensed Consolidated Financial Statements.

               SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARY
                    CONDENSED CONSOLIDATED BALANCE SHEET
                        CAPITALIZATION AND LIABILITIES
                           (Thousands of Dollars)

                                              September 30       December 31
                                                  1995               1994
                                              ------------       -----------
                                               (Unaudited)

Capitalization:
  Common equity:
      Common stock                             $  834,889         $  834,889
      Retained earnings                           620,125            643,040
                                               ----------         ----------

        Total common equity                     1,455,014          1,477,929
  Preferred stock                                 196,551            196,551
  Long-term debt                                1,257,018          1,396,931
                                               ----------         ----------

         Total capitalization                   2,908,583          3,071,411
                                               ----------         ----------

Current Liabilities:
  Short-term debt                                  83,817            278,201
  Accounts payable                                418,109            409,462
  Accounts payable-affiliates                      19,361             35,013
  Accrued taxes and franchise payments             62,025            117,576
  Deferred income taxes                                               40,792
  Long-term debt due within one year              102,282             86,000
  Accrued interest                                 43,990             40,057
  Other accrued liabilities                        99,949            109,150
                                               ----------         ----------
        Total current liabilities                 829,533          1,116,251
                                               ----------         ----------

Deferred Credits:
  Customer advances for construction               43,831             44,269
  Deferred income taxes                           364,751            341,149
  Deferred investment tax credits                  67,730             69,969
  Other deferred credits                          141,731            132,714
                                               ----------         ----------
        Total deferred credits                    618,043            588,101
                                               ----------         ----------

        Total                                  $4,356,159         $4,775,763
                                               ==========         ==========

See Notes to Condensed Consolidated Financial Statements.

               SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARY
               CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
                           (Thousands of Dollars)

                                                    Nine  Months Ended
                                                      September 30
                                               ---------------------------
                                                  1995              1994
                                                 ------            ------
                                                        (Unaudited)

Cash Flows From Operating Activities:
  Net income                                    $154,724          $134,934
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation                                177,415           174,354
     Deferred income taxes                        21,933            15,671
     Other                                         4,698            (4,452)
  Net change in other working capital
    components                                   272,395          (223,113)
                                                --------         ---------
      Net cash provided by operating
       activities                                631,165            97,394
                                                --------         ---------

Cash Flows from Investing Activities:
  Expenditures for utility plant                (142,217)         (146,646)
  (Increase)decrease in other assets               8,552              (261)
                                                --------         ---------
      Net cash used in investing activities     (133,665)         (146,907)
                                                --------         ---------

Cash Flows from Financing Activities:
  Dividends paid                                (175,495)         (101,709)
  Issuance of long-term debt                                       325,000
  Payments of long-term debt                    (123,631)
  Decrease in short-term debt                   (194,384)         (172,126)
                                                --------         ---------
     Net cash provided by (used in)
     financing activities                       (493,510)           51,165
                                                --------         ---------

Increase in Cash and Cash Equivalents              3,990             1,652
Cash and Cash Equivalents, January 1              57,531            14,533
                                                --------         ---------
Cash and Cash Equivalents, September 30         $ 61,521         $  16,185
                                                ========         =========
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period:
      Interest (net of amount capitalized)      $ 64,166          $ 79,675
                                                ========          ========
      Income Taxes                              $232,195          $ 92,130
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


2. ENVIRONMENTAL OBLIGATIONS

The Company has identified and reported to California environmental authorities 42 former manufactured gas plant sites for which it (together with other utilities as to 21 of these sites) may have environmental obligations under environmental laws. As of September 30, 1995, eight of these sites have been remediated, of which five have received certification from the California Environmental Protection Agency. Preliminary investigations, at a minimum, have been completed on 38 of the gas plant sites, including those sites at which the remediations described above have been completed. In addition, the Company has been named as a potentially responsible party of two landfill sites and three industrial waste disposal sites.

On May 4, 1994, the California Public Utilities Commission approved a collaborative settlement between the Company and other California energy utilities and the Division of Ratepayer Advocates that provides for rate recovery of 90 percent of environmental investigation and remediation costs without reasonableness review. In addition, the utilities have the opportunity to retain a percentage of any insurance recoveries to offset the 10 percent of costs not recovered in rates.

At September 30, 1995, the Company's estimated remaining investigation and remediation liability was approximately $65 million which it is authorized to recover through the mechanism discussed above. The estimated liability is
subject to future adjustment pending  further  investigation.   The  Company
believes that any costs not ultimately recovered through rates, insurance or other means, upon giving effect to previously established liabilities, will not have a material adverse effect on the Company's financial statements.


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


RESULTS OF OPERATIONS

Net income for the three and nine months ended September 30, 1995 increased by $5 million and $20 million compared to the same periods in 1994. The increase in net income was due primarily to the increase in the authorized rate of return on common equity from 11.0 percent in 1994 to 12.0 percent in 1995 and lower operating expenses and capital expenditures in 1995 from the amounts authorized in the most recent general rate case decision as adjusted for the 1995 attrition allowances. Earnings achieved above the utility's authorized rate have been partially reflected throughout the first three quarters of the year rather than in the fourth quarter as was recorded in 1994. For this reason, it is not likely that the same level of earnings will be achieved in the fourth quarter of this year as was achieved in the fourth quarter of 1994.

Operating revenues for the three and nine months ended September 30, 1995 decreased $63 million and $198 million, respectively, when compared to the same periods in 1994. Cost of gas distributed for the three and nine months ended September 30, 1995 decreased $7 million and $199 million, respectively, when compared to the same periods in 1994. The decrease in operating revenues is primarily due to significant nonrecurring expenses in the third quarter 1994. Since these expenses are recoverable in rates, these are also recorded as revenue resulting in unusually high revenue in 1994. In 1995, the average unit cost of gas declined as a result of lower market prices also reducing revenues from 1994 levels. Under the current regulatory framework, changes in revenue resulting from changes in volumes and cost of gas delivered to the core market do not affect net income.

Operation and maintenance expense for the three and nine months ended September 30, 1995 decreased $67 million and $31 million, respectively, when compared to the same periods in 1994. The decreases primarily reflect savings from the Company's realignment into two business units effective July 1995 and nonrecurring expenses in 1994. Results for 1994 included expenses resulting from the January 1994 earthquake and expenses related to a discontinued capital project.


RECENT CPUC REGULATORY ACTIVITY

On June 1, 1995, the Company filed a "Performance Based Regulation" (PBR) application with the CPUC which would replace the general rate case. This new method would link financial performance with productivity improvements and generally would allow for rates to increase by the rate of inflation, less an agreed-upon percentage for productivity improvements. However, under PBR, the Company would be at risk for changes in interest rates and cost of capital, changes in core volumes not related to weather, and achieving the productivity improvements. Implementation of PBR was anticipated in 1997 however, recent requests filed by the intervenors, if granted by the CPUC, could delay implementation beyond that date.

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

All savings from gas purchased below the benchmark are shared equally between ratepayers and shareholders. The Company can recover all costs in excess of the benchmark that are within a tolerance band. If the Company's cost of gas exceeds the tolerance band, then the excess costs are shared equally between ratepayers and shareholders. For the first year of the program, the GCIM provided a 4.5 percent tolerance band above the benchmark. For the second and third years of the program, the tolerance band is 4 percent. Since the inception of the program through September 30, 1995, the Company's gas costs, including gains and losses from gas futures contracts discussed below, were within the tolerance band.

The Company enters into gas futures contracts in the open market on a limited basis. The Company's intention is to use gas futures contracts to mitigate risk and better manage gas costs. The CPUC has approved the use of gas futures for managing risk associated with the GCIM.

Three  proposed decisions have been submitted for consideration by  the  full
CPUC, one by an Administrative Law Judge (ALJ), a second by a CPUC Commissioner and a third by two CPUC Commissioners regarding ratepayer funding for the natural gas vehicle (NGV) program. Two proposals authorized the Company $33 million, and the third proposal authorized $35 million over six years to cover the costs of maintaining existing fueling stations, increasing the overall number of natural gas vehicles, continuing research and conducting educational activities. The decision is subject to CPUC approval and it may accept, reject or modify any proposal.

All the proposals require that all refueling stations on customer property be sold or removed from ratebase within six years of the decision. Under the ALJ proposal, any depreciation previously recovered in rates, less 50% of any gain resulting from the sale of these stations would be the responsibility of the Company. If this proposal is accepted by the CPUC, the Company may have to reduce the carrying value of its $20 million investment in these stations.

The second proposal is the same as the ALJ proposal except that depreciation previously recovered in rates would not be the responsibility of the Company. Under this proposal, a reduction in the investment carrying value would probably be unnecessary or be immaterial.

Under the proposed decision sponsored by two CPUC Commissioners, all refueling stations would be sold or removed from ratebase within six years. During this period, depreciation on those facilities would continue to be allowed in rates and the Company would be responsible for 25% of any resulting losses on the sale or keep 25% of any resulting gains. Under this proposal, a reduction in the investment carrying value would probably be unnecessary or would be immaterial.

The Company continues to believe that the Commission will adopt a policy permitting recovery of all or substantially all NGV costs.

The CPUC approved a plan to reduce rates to core customers by $280 million reflecting the impact of lower gas prices. Of the total, $120 million will be returned to customers as a rate reduction implemented on September 16, 1995 and $160 million will be returned as a one time credit in November 1995.


FACTORS INFLUENCING FUTURE PERFORMANCE. Under current ratemaking policies, future Company earnings and cash flow will be determined primarily by the allowed rate of return on common equity, the growth in ratebase, noncore pricing and the variance in gas volumes delivered to noncore customers versus CPUC-adopted forecast deliveries and the ability of management to control expenses and investment in line with the amounts authorized by the CPUC to be collected in rates.

The impact of any future regulatory restructuring, such as Performance Based Regulation, increased competitiveness in the industry, including the continuing threat of customers bypassing the Company's system and obtaining service directly from interstate pipelines, and electric industry restructuring could also affect the Company's future performance. The Company's ability to report as earnings the results from revenues in excess of its authorized return from noncore customers due to volume increases has been substantially eliminated for the five years beginning August 1, 1994 as a consequence of the restructuring of high-cost gas contracts that was approved by the CPUC in July 1994 (the Comprehensive Settlement). This is because certain forecasted levels of gas deliveries in excess of the 1991 throughput levels used to establish noncore rates were contemplated in estimating the costs of the Comprehensive Settlement in prior years.

The Company's earnings for 1995 will be affected by the increase in the authorized rate of return on common equity, reflecting the overall increase in cost of capital. For 1995, the Company is authorized to earn a rate of return on ratebase of 9.67 percent and a rate of return on common equity of
12.00 percent compared to 9.22 percent and 11.00 percent, respectively, in 1994. A change in return on equity of 1 percent (100 basis points) impacts earnings approximately $.17 per share. Ratebase is expected to remain at the same level as 1994.

On May 9, 1995, the Company filed a request with the CPUC for the 1996 cost of capital. The Company requested an authorized return on common equity of
12.50 percent and a 9.90 percent return on ratebase. An administrative law judge has recommended that the CPUC adopt a settlement awarding a return on equity of 11.6% and a return of ratebase of 9.42%. The CPUC is expected to issue its final decision in November 1995.

The Company's earnings for the fourth quarter of 1995 and all of 1996 will continue to be favorably impacted by the completion of a realignment of the Company into two business units effective July 1995. A significant amount of the savings will not be realized until 1996, the first full year following the realignment. Improvements to earnings will be partially offset by the 2 percent and 3 percent productivity adjustments for 1995 and 1996, respectively, authorized by the CPUC, under the terms of the 1994 Comprehensive Settlement.

Existing interstate pipeline capacity into California exceeds current demand by over 1 billion cubic feet per day. Up to 2 billion cubic feet per day of capacity on the El Paso and Transwestern interstate pipeline systems representing over $175 million and $55 million, respectively, of annual reservation charges, may be relinquished within the next few years based on existing contract reduction options and contract expirations. Some of this capacity may not be resubscribed. Current Federal Energy Regulatory Commission (FERC) regulation could permit the cost of unsubscribed capacity to be allocated to remaining firm service customers, including the Company. Under existing regulation in California, the Company would have the opportunity to include its portion of any such reallocated costs in its rates. If competitive conditions did not support higher rates resulting from these reallocated costs, then the Company would be at risk for lost revenues in the noncore market.

The Company, as a part of a coalition of customers who hold 90 percent of the firm transportation capacity rights on the El Paso and Transwestern systems, has offered a proposal for negotiated rates with balanced incentives to El Paso and Transwestern to resolve the issue of unsubscribed capacity. In March 1995, a Principles of Agreement consistent with the coalition's proposal was finalized with Transwestern. A definitive settlement was submitted to the FERC on May 2, 1995 and approval was granted on July 26, 1995. A similar proposal was offered to and rejected by El Paso. El Paso has subsequently filed for a $74 million annual rate increase with the FERC. The rate increase proposes to reallocate to its remaining firm customers the costs related to pipeline capacity soon to be relinquished by certain of its customers. On July 12, 1995, the Company and a coalition of El Paso's customers filed a protest with the FERC in opposition to El Paso's request. El Paso and its customers including the Company are continuing negotiations.

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


CAPITAL EXPENDITURES. For the nine months ended September 30, 1995, capital expenditures were $142 million. Capital expenditures for utility plant are expected to be $240 million in 1995 and will be financed primarily by internally-generated funds.


LIQUIDITY

Accounts receivable decreased $207 million from December 1994, reflecting the seasonal fluctuations in the sale of gas. Regulatory accounts receivable decreased $192 million reflecting the recovery through rates of amounts undercollected in prior years. As a result, the cash flows generated were available for additional cash requirements, primarily the payment of debt and the payment of dividends.

On October 31, 1995, the Company announced it would redeem all of the approximately $18.4 million aggregate principal amount of its 9 3/4% First

Mortgage Bonds, Series X, due in 2020 at 106.95% of the principal amount of the bonds plus accrued interest. The redemption date will be December 1, 1995.



                        PART II.  OTHER INFORMATION


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(b) There were no reports of Form 8-K filed during the quarter ended September 30, 1995.

A report on Form 8-K filed subsequent to the quarter ended September 30, 1995 was as follows:

Item 5 - Other Events - November 1, 1995





SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



SOUTHERN CALIFORNIA GAS COMPANY
-------------------------------
        (Registrant)


/s/ Ralph Todaro
-------------------------------
Ralph Todaro
Vice President and Controller
(Chief Accounting Officer and
 duly authorized signatory)


Date:  November 13, 1995