Form 10-K405
period 1995-12-31
SOUTHERN CALIFORNIA GAS CO
filed 1996-03-21
CIK 92108

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                 For the fiscal year ended December 31, 1995
                         Commission file number 1-1402

                        SOUTHERN CALIFORNIA GAS COMPANY
        ------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

          California                                95-1240705
 ----------------------------        ---------------------------------------
   (State of incorporation)             (IRS Employer Identification No.)

555 West Fifth Street, Los Angeles, California                  90013-1011
----------------------------------------------               ----------------
   (Address of principal executive offices)                     (Zip Code)

                                (213) 244-1200
          ----------------------------------------------------------
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:



                                                 NAME OF EACH EXCHANGE
      TITLE OF EACH CLASS                        ON WHICH REGISTERED
      -------------------                        ---------------------
Preferred Stock                                  Pacific Stock Exchange
        6% Cumulative
        Preferred - Series A

        7-3/4% Series Preferred Stock

FIRST MORTGAGE BONDS                             New York Stock Exchange
--------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of Registrant's voting stock (Preferred Stock) held by non-affiliates at March 15, 1996, was approximately $195 million. This amount excludes the market value of 49,504 shares of Preferred Stock held by Registrant's parent, Pacific Enterprises. All of the Registrant's Common Stock is owned by Pacific Enterprises.


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

                                       Information Incorporated
                                       by Reference and Document
Annual Report                          in Which Information is or
On Form 10-K                           will be Contained
------------                           --------------------------

Part III                  -            Information contained under the captions
                                       "Election of  Directors," "Share
                                       Ownership of Directors and "Executive
                                       Officers" and "Executive Compensation"
                                       in Registrant's Information Statement for its Annual Meeting of Shareholders scheduled to be held on May 2, 1996.

                               TABLE OF CONTENTS
                               -----------------

                                    PART I

Item 1.  Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5

            Operating Statistics . . . . . . . . . . . . . . . . . . . . . .  5

            Service Area . . . . . . . . . . . . . . . . . . . . . . . . . .  7

            Utility Services . . . . . . . . . . . . . . . . . . . . . . . .  8

            Demand for Gas . . . . . . . . . . . . . . . . . . . . . . . . .  8

            Competition. . . . . . . . . . . . . . . . . . . . . . . . . . .  9

            Supplies of Gas. . . . . . . . . . . . . . . . . . . . . . . . . 10

            Rates and Regulation . . . . . . . . . . . . . . . . . . . . . . 12

            Environmental Matters. . . . . . . . . . . . . . . . . . . . . . 13

            Employees. . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

            Management . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

Item 2.  Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . 15

Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . . . 15

                                   PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters . . . . . . . . . . . . . . . . . . . . . . . . 16

Item 6.  Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . 16

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations . . . . . . . . . . . . . . . . 17

Item 8.  Financial Statements and Supplementary Data . . . . . . . . . . . . 25

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure . . . . . . . . . . . . . . . . 45

                                   PART III


Item 10. Directors and Executive Officers of the Registrant. . . . . . . . . 45

Item 11. Executive Compensation. . . . . . . . . . . . . . . . . . . . . . . 46

Item 12. Security Ownership of Certain Beneficial Owners
         and Management. . . . . . . . . . . . . . . . . . . . . . . . . . . 46


Item 13. Certain Relationships and Related Transactions. . . . . . . . . . . 46

                                   PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports
         on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . 47


                                    PART I

                               ITEM 1. BUSINESS
                               ----------------

      Southern California Gas Company ("The Gas Company" or the "Company") is a public utility owning and operating a natural gas distribution, transmission and storage system that supplies natural gas in 535 cities and communities throughout a 23,000-square mile service territory comprising most of southern California and part of central California. The Gas Company is the principal subsidiary of Pacific Enterprises (the "Parent").

      The Gas Company is the nation's largest natural gas distribution utility. It serves approximately 17 million residential, commercial, industrial, utility electric generation and wholesale customers through approximately 4.7 million meters in its service territory. The Company's markets are separated into core and noncore customers. Core customers consist of approximately 4.7 million customers (4.5 million residential and 200,000 small commercial and industrial customers). The noncore market consists of approximately 1,600 customers which include utility electric generation, wholesale and large commercial and industrial customers. Most noncore customers procure their own gas rather than purchase gas through the Company.

      The Company is subject to regulation by the California Public Utilities Commission ("CPUC") which, among other things, establishes the rates the Company may charge for gas service, including an authorized rate of return on investment. Under current ratemaking policies, the Company's future earnings and cash flow will be determined primarily by the allowed rate of return on common equity, changes to authorized rate base, noncore market pricing and the variance in gas volumes delivered to noncore customers versus CPUC-adopted forecast deliveries and the ability of management to control expenses and investment in line with the amounts authorized by the CPUC to be collected in rates. The impact of any future regulatory restructuring (including the performance based regulation ("PBR") proposal (See "Rates and Regulation")), increased competitiveness in the industry (including the continuing threat of customers bypassing the Company's system and obtaining service directly from interstate pipelines), and electric industry restructuring may also affect the Company's future performance.

      For 1996, the CPUC has authorized the Company to earn a rate of return on rate base of 9.42 percent and 11.6 percent rate of return on common equity compared to 9.67 percent and 12 percent, respectively, in 1995. Rate base declined 3.4 percent in 1995. In 1996, rate base is expected to decline slightly from the 1995 level. The Company has achieved or exceeded its authorized rate of return on rate base for the last thirteen consecutive years.

      The Gas Company was incorporated in California in 1910. Its principal executive offices are located at 555 West Fifth Street, Los Angeles, California 90013 and its telephone number is (213) 244-1200.

                              OPERATING STATISTICS
                              --------------------

      The following table sets forth certain operating statistics of the Company from 1991 through 1995.


                                            OPERATING STATISTICS

                                                                    YEAR ENDED DECEMBER 31
                                               ----------------------------------------------------------------
                                                   1995           1994          1993        1992        1991
                                               -------------  -------------  ----------  ----------  ----------
Gas Sales, Transportation & Exchange Revenues
 (thousands of dollars):
  Residential                                  $ 1,553,491    $ 1,712,899    $1,652,562  $1,483,654  $1,673,837
  Commercial/Industrial                            751,409        798,180       853,579     836,672     977,065
  Utility Electric Generation                      104,486        118,353       147,208     194,639     148,573
  Wholesale                                         62,256         98,354       116,737     128,881     144,779
  Exchange                                             777            690         3,745       5,863       7,482
                                               -------------  -------------  ----------  ----------  ----------
  Total in rates                                 2,472,419(1)   2,728,476(1)  2,773,831   2,649,709   2,951,736
  Regulatory balancing accounts and other         (193,111)      (141,952)       37,243     190,216     (21,430)
                                               -------------  -------------  ----------  ----------  ----------
    Operating Revenue                          $ 2,279,308    $ 2,586,524    $2,811,074  $2,839,925  $2,930,306
                                               -------------  -------------  ----------  ----------  ----------
                                               -------------  -------------  ----------  ----------  ----------
Volumes (millions of cubic feet):
  Residential                                      239,417        256,400       247,507     243,920     249,522
  Commercial/Industrial                            351,649        347,419       339,706     363,124     460,368
  Utility Electric Generation                      204,582        260,290       212,720     220,642     170,043
  Wholesale                                        128,730        146,279       147,978     149,232     141,931
  Exchange                                          12,735         10,002        16,969      23,888      25,604
                                               -------------  -------------  ----------  ----------  ----------
    Total                                          937,113      1,020,390       964,880   1,000,806   1,047,468
                                               -------------  -------------  ----------  ----------  ----------
                                               -------------  -------------  ----------  ----------  ----------
  Core                                             324,758        341,469       338,795     334,630     351,432
  Noncore                                          612,355        678,921       626,085     666,176     696,036
                                               -------------  -------------  ----------  ----------  ----------
    Total                                          937,113      1,020,390       964,880   1,000,806   1,047,468
                                               -------------  -------------  ----------  ----------  ----------
                                               -------------  -------------  ----------  ----------  ----------
  Sales                                            337,952        362,624       352,052     355,177     411,414
  Transportation                                   586,426        647,764       595,859     621,741     610,450
  Exchange                                          12,735         10,002        16,969      23,888      25,604
                                               -----------    -----------    ----------  ----------  ----------
    Total                                          937,113      1,020,390       964,880   1,000,806   1,047,468
                                               -----------    -----------    ----------  ----------  ----------
                                               -----------    -----------    ----------  ----------  ----------
Revenues (per thousand cubic feet):
  Residential                                  $      6.49    $      6.68    $     6.68  $     6.08  $     6.71
  Commercial/Industrial                        $      2.14    $      2.30    $     2.51  $     2.30  $     2.12
  Utility Electric Generation                  $      0.51    $      0.45    $     0.69  $     0.88  $     0.87
  Wholesale                                    $      0.48    $      0.67    $     0.79  $     0.86  $     1.02
  Exchange                                     $      0.06    $      0.07    $     0.22  $     0.25  $     0.29
Customers
  Active Meters (at end of period):
  Residential                                    4,526,150      4,483,324     4,459,250   4,445,500   4,429,896
  Commercial                                       184,470        187,518       187,602     189,364     193,051
  Industrial                                        22,976         23,505        23,924      24,419      25,642
  Utility Electric Generation                            8              8             8           8           8
  Wholesale                                              3              3             3           2           2
                                               -----------    -----------    ----------  ----------  ----------
    Total                                        4,733,607      4,694,358     4,670,787   4,659,293   4,648,599
                                               -----------    -----------    ----------  ----------  ----------
                                               -----------    -----------    ----------  ----------  ----------
Residential Meter Usage (annual average):
  Revenues (dollars)                           $       345    $       383    $      371  $      334  $      380
  Volumes (thousands of cubic feet)                   53.2           57.4          55.6        55.0        56.6
System Usage (millions of cubic feet):
  Average Daily Sendout                              2,579          2,795         2,611       2,717       2,881
  Peak Day Sendout                                   4,120          4,350         4,578       4,547       4,356
  Sendout Capability (at end of period)              8,059          7,570         7,351       7,419       7,073
Degree Days (2):
  Number                                             1,215(3)       1,459         1,203       1,258       1,409
  Average (20 Year)                                  1,380          1,418         1,430       1,458       1,474
  Percent of Average                                  88.0%         102.9%         84.1%       86.3%       95.6%

Population of Service Area (estimated at year
 end)                                           17,260,000     17,070,000    15,600,000  15,600,000  15,600,000

(1) Beginning January 1, 1994, rates included the ratepayer's portion of the Comprehensive Settlement (the amount included in rates for 1995 and 1994 was $84 million and $119 million, respectively).

(2) The number of degree days for any period of time indicates whether the temperature is relatively hot or cold. A degree day is recorded for each degree the average temperature for any day falls below 65 degrees Fahrenheit.

(3)  Estimated calendar degree days.

                                  SERVICE AREA
                                  ------------

      The Gas Company distributes natural gas throughout a 23,000-square mile service territory with a population of approximately 17 million people. As indicated by the following map, its service territory includes most of southern California and part of central California.






          [MAP OF SOUTHERN CALIFORNIA GAS COMPANY SERVICE TERRITORY]



























Natural gas service is also provided on a wholesale basis to the distribution systems of the City of Long Beach, San Diego Gas & Electric Company and Southwest Gas Corporation.

                               UTILITY SERVICES
                               ----------------

      The Gas Company's customers are separated, for regulatory purposes, into core and noncore customers. Core customers are primarily residential and small commercial and industrial customers, without alternative fuel capability. Noncore customers primarily include utility electric generation ("UEG"), wholesale and large commercial and industrial customers. Noncore customers are especially sensitive to the price relationship between natural gas and alternate fuels, and many are capable of readily switching from one fuel to another, subject to air quality regulations.

      The Gas Company offers two basic utility services, sale of gas and transportation of gas. There are two business units at The Gas Company, one focusing on core distribution customers and the other on large volume gas transportation customers. Residential customers and most other core customers purchase gas directly from The Gas Company. Noncore customers and large core customers have the option of purchasing gas either from The Gas Company or from other sources (such as brokers or producers) for delivery through the Company's transmission and distribution system. Smaller customers are permitted to aggregate their gas requirements and also to purchase gas directly from brokers or producers, up to a limit of 10 percent of the Company's core market. The Gas Company generally earns the same margin whether the Company buys the gas and sells it to the customer or transports gas already owned by the customer. (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Operating Results.")

      The Gas Company continues to be obligated to purchase reliable supplies of natural gas to serve the requirements of its core customers. However, the only gas supplies that the Company may offer for sale to noncore customers are the same supplies that it purchases to serve its core customers.

      The Gas Company also provides a gas storage service for noncore customers on a bid basis. The storage service program provides opportunities for customers to store gas on an "as available" basis during the summer to reduce winter purchases when gas costs are generally higher, or to reduce their level of winter curtailment in the event temperatures are unusually cold. As of December 31, 1995, The Gas Company stored approximately 42 billion cubic feet of customer-owned gas.

                               DEMAND FOR GAS
                               --------------

      Natural gas is a principal energy source in the Company's service area for residential, commercial and industrial uses as well as UEG requirements. Gas competes with electricity for residential and commercial cooking, water heating, space heating uses and clothes drying, and with other fuels for large industrial, commercial and UEG uses. Demand for natural gas in southern California is expected to continue to increase but at a slower rate due primarily to a slowdown in housing starts, new energy efficient building construction and appliance standards and general recessionary business conditions.

      During 1995, approximately 97 percent of residential energy customers in the Company's service territory used natural gas for water heating and 94 percent for space heating. Approximately 78 percent of those customers used natural gas for cooking and 72 percent for clothes drying.

      Demand for natural gas by noncore customers such as large volume commercial, industrial and UEG customers is very sensitive to the price of alternative competitive fuels. These customers number only approximately 1,600; however, during 1995, they accounted for approximately 16 percent of total gas revenues, 65 percent of total gas volumes delivered and 11 percent of the authorized gas margin. Changes in the cost of gas or alternative fuels, primarily fuel oil, can result in significant shifts in this market, subject to air quality regulations. Demand for gas for UEG use is also affected by the price and availability of electric power generated in other areas and purchased by the Company's UEG customers. (See "Competition" below.)

                                  COMPETITION
                                  -----------

      Since interstate pipelines began operations in The Gas Company's service territories, the Company's throughput to customers in the Kern County area who use natural gas to produce steam for enhanced oil recovery projects has decreased significantly because of the bypass of the Company's system. The decrease in revenues from enhanced oil recovery customers is subject to full balancing account treatment, except for a five percent incentive to the Company, and therefore, does not have a material impact on earnings. Bypass of other Company markets also may occur and the Company is fully at risk for lost noncore volumes due to bypass. The Company is continuing to reduce its costs to maintain low cost competitiveness to retain transportation customers. Also, significant additional bypass would require construction of additional facilities by competing pipelines.

      To respond to bypass, the Company has received authorization from the CPUC for expedited review of long-term gas transportation contracts with some noncore customers at lower than tariff rates. The CPUC has also approved changes in the methodology for allocating the Company's costs that eliminates subsidization of core customer rates by noncore customers. This allocation flexibility, together with negotiating authority, has enabled the Company to better compete with new interstate pipelines for noncore customers. In addition, under a capacity brokering program, for a fee, the Company provides to noncore customers, or others, a portion of its control of interstate pipeline capacity to allow more direct access to producers. Also, the Comprehensive Settlement (See "Item 7. Management's Discussion and Analysis of Financial Condition and Result of Operations - Company Operations - Ratemaking Procedures.") improves the Company's competitiveness by reducing the cost of transportation service to noncore customers.

      The Company's operations and those of its customers are affected by a growing number of environmental laws and regulations. These laws and regulations affect current operations as well as future expansion. Historically, environmental laws have favorably impacted the use of natural gas in the Company's service territory, particularly by UEG customers and large industrial customers. However, increasingly complex administrative and reporting requirements of environmental agencies applicable to commercial and industrial customers utilizing gas are not generally applicable to those using electricity.

      On December 20, 1995, the CPUC issued a final decision to restructure California electric utility regulation. Implementation of portions of the plan is expected to need state legislative or federal administrative approval. The CPUC's proposal has no immediate effect on the Company's operations. However, The Gas Company is continuing to evaluate the decision because future volumes of natural gas it transports for electric utilities may be adversely affected by increased use of electricity generated by out-of-state producers. UEG customers currently account for 22 percent of the Company's annual throughput. (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Factors Influencing Future Financial Performance.") The restructuring may also result in a reduction of electric rates to core customers, but it is unlikely to overcome the entire cost advantage of natural gas for existing residential uses.

                                SUPPLIES OF GAS
                                ---------------

      In 1995, The Gas Company delivered approximately 937 billion cubic feet of natural gas through its system. Approximately 64 percent of these deliveries were customer-owned gas for which The Gas Company provided transportation services, compared to 65 percent in 1994. The balance of gas deliveries was gas purchased by The Gas Company and resold to customers.

      Most of the natural gas delivered by The Gas Company is produced outside of California. These supplies are delivered to the Company's intrastate transmission system by interstate pipeline companies (primarily
El Paso Natural Gas Company and Transwestern Natural Gas Company) that provide transportation services for supplies purchased from other sources by The Gas Company or its transportation customers.

      The Gas Company currently has paramount rights to daily deliveries of up to 1.9 billion cubic feet of natural gas over the interstate pipeline systems of El Paso Natural Gas Company (up to 1,150 million cubic feet) and Transwestern Pipeline Company (up to 750 million cubic feet). The rates that interstate pipeline companies may charge for gas and transportation services and other terms of service are regulated by the Federal Energy Regulatory Commission ("FERC").

      Existing interstate pipeline capacity into California exceeds current demand by over 1 billion cubic feet per day. Up to 2 billion cubic feet per day of capacity on the El Paso and Transwestern interstate pipeline systems, representing over $175 million and $55 million, respectively, of reservation charges annually, may be relinquished within the next few years. Some of this capacity may not be resubscribed. Current FERC regulation could permit costs of unsubscribed capacity to be allocated to remaining firm service customers, including The Gas Company. Under existing regulation in California, the Company would have the opportunity to include its portion of any such reallocated costs in its rates.

      The FERC has approved a settlement with Transwestern which calls for firm customers, including The Gas Company, to subsidize unsubscribed pipeline costs for a five-year period with Transwestern assuming full responsibility after that time. On March 15, 1996, El Paso filed a proposed settlement agreement with the FERC that is similar to the Transwestern settlement.

      The following table sets forth the sources of gas deliveries by The Gas Company from 1991 through 1995.



                                 SOURCES OF GAS

                                                                       YEAR ENDED DECEMBER 31
                                                      ---------------------------------------------------------
                                                        1995        1994        1993        1992        1991
                                                      ---------  ----------  ----------  ----------  ----------
Gas Purchases (Millions of Cubic Feet):
 Market Gas:
  30-Day                                                133,298      98,071      84,696      20,695     139,649
  Other                                                  72,792     148,371     159,197     198,049     168,486
                                                      ---------  ----------  ----------  ----------  ----------
    Total Market Gas                                    206,090     246,442     243,893     218,744     308,135
 Affiliates                                              98,460     101,276      96,559      99,226      98,566
 California Producers & Federal Offshore                 29,181      36,158      28,107      42,262      39,613
                                                      ---------  ----------  ----------  ----------  ----------
    Total Gas Purchases                                 333,731     383,876     368,559     360,232     446,314

Customer-Owned Gas and Exchange Receipts                619,721     658,293     622,307     641,080     629,038

Storage Withdrawal (Injection) - Net                    (12,278)     (9,299)     (9,498)     14,379      (8,451)

Company Use and Unaccounted For                          (4,061)    (12,480)    (16,488)    (14,885)    (19,433)
                                                      ---------  ----------  ----------  ----------  ----------

    Net Gas Deliveries                                  937,113   1,020,390     964,880   1,000,806   1,047,468
                                                      ---------  ----------  ----------  ----------  ----------
                                                      ---------  ----------  ----------  ----------  ----------
Gas Purchases: (Thousands of dollars)
  Commodity Costs                                     $ 477,595  $  643,865  $  815,145  $  805,550  $1,071,445

  Fixed Charges*                                        264,269     368,516     397,714     397,579     358,294
                                                      ---------  ----------  ----------  ----------  ----------
    Total Gas Purchases                               $ 741,864  $1,012,381  $1,212,859  $1,203,129  $1,429,739
                                                      ---------  ----------  ----------  ----------  ----------
                                                      ---------  ----------  ----------  ----------  ----------
Average Cost of Gas Purchased
 (Dollars per Thousand Cubic Feet)**                  $    1.42  $     1.68  $     2.21  $     2.24  $     2.40
                                                      ---------  ----------  ----------  ----------  ----------
                                                      ---------  ----------  ----------  ----------  ----------

 * Fixed  charges  primarily  include  pipeline  demand  charges,  take  or  pay
   settlement  costs  and  other  direct  billed  amounts  allocated  over   the
   quantities delivered by the interstate pipelines serving the Company.

** The average commodity cost of gas purchased excludes fixed charges.

    Market sensitive gas supplies (supplies purchased on the spot market as well as under longer-term contracts ranging from one month to ten years based on spot prices) accounted for approximately 62 percent of total gas volumes purchased by the Company during 1995, as compared with 64 percent and 66 percent, respectively, during 1994 and 1993. These supplies were generally purchased at prices significantly below those for other long-term sources of supply.

    The Gas Company estimates that sufficient natural gas supplies will be available to meet the requirements of its customers into the next century.

    In 1994, the CPUC approved a "Gas Cost Incentive Mechanism" ("GCIM") for evaluating the Company's gas purchases. The new GCIM three-year pilot program that began in April 1994 substantially replaces the prior process of CPUC reasonableness reviews of gas purchases. The GCIM compares the Company's cost of gas with the average market price of 30-day firm spot supplies delivered to The Gas Company's service area and permits full recovery of all costs within a tolerance band above that average. Cost of gas purchased above the tolerance band or savings from gas purchased below the average market price are shared equally between customers and shareholders. (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -Ratemaking Procedures.")

                             RATES AND REGULATION
                             --------------------

    The Gas Company is regulated by the CPUC. The CPUC consists of five commissioners appointed by the Governor of California for staggered six-year terms. It is the responsibility of the CPUC to determine that utilities operate within the best interests of the ratepayer with an opportunity to earn a reasonable return on investment. The regulatory structure is complex and has a very substantial impact on the profitability of the Company.

    Under current ratemaking procedures, the return that the Company is authorized to earn is the product of the authorized rate of return on rate base and the amount of rate base. Rate base consists primarily of net investment in utility plant. Thus, the Company's earnings are affected by changes in the authorized rate of return on rate base and the growth in rate base and by the Company's ability to control expenses and investment in rate base within the amounts authorized by the CPUC in setting rates. In addition, the Company's ability to achieve its authorized rate of return is affected by other regulatory and operating factors. (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Ratemaking Procedures.")

    The Gas Company's operating and fixed costs, including return on rate base, are allocated between core and noncore customers under a methodology that is based upon the costs incurred in serving these customer classes. For 1996, approximately 89 percent of the CPUC-authorized gas margin has been allocated to core customers and 11 percent to noncore customers, including wholesale customers. Under the current regulatory framework, costs may be reallocated between the core and the noncore customer classes once every other year in a biennial cost allocation proceeding ("BCAP").

    The Company has filed a PBR application with the CPUC to replace the general rate case and certain other traditional regulatory proceedings. PBR, if approved, would allow the Company to be more responsive to consumer interests and compete more effectively in contestable markets. Key elements of this proposal include a permanent reduction in base rates of $42 million, an indexing measure that would limit future base rate increases to the inflation rate less a productivity factor and rate refunds to customers if service quality were to deteriorate. This new approach would maintain cost based rates, but would link financial performance with changes in productivity. Although PBR could result in increased earnings volatility, the Company would have the opportunity to improve financial performance to the extent it was able to reduce expenses, increase energy deliveries and generate profits from new products and services.

    Under the PBR proposal, the Company would be at risk for certain changes in interest rates and cost of capital, changes in core volumes not caused by weather, and achievement of productivity improvements. The CPUC's process for approval of PBR has been delayed pending determination of additional information various parties desire to establish the starting base cost of service. An agreement with several interested parties has been reached under which the Company will provide a substantial portion of the supporting documentation that would be required for a general rate case proceeding. This additional step will delay implementation beyond the proposed January 1, 1997 starting date.

                              ENVIRONMENTAL MATTERS
                              ---------------------

    The Gas Company has identified and reported to California environmental authorities 42 former gas manufacturing sites for which it (together with other utilities as to 21 of the sites) may have remedial obligations under environmental laws. As of December 31, 1995, nine of the sites have been remediated, of which five have received certification from the California Environmental Protection Agency. Preliminary investigations, at a minimum, have been completed on 39 of the sites, including those sites at which the remediations described above have been completed. In addition, the Company is one of a large number of major corporations that have been identified as a potentially responsible party for environmental remediation of three industrial waste disposal sites and two landfill sites. These 47 sites are in various stages of investigation or remediation. It is anticipated that the investigation, and if necessary, remediation of these sites will be completed over a period of from ten years to thirty years.

    A settlement between The Gas Company and other California utilities and the Division of Ratepayer Advocates provides for rate recovery of 90 percent of environmental investigation and remediation costs without reasonableness review. In addition, the utilities have the opportunity to retain a portion of any insurance recovery to offset the 10 percent of costs not recovered in rates.

    At December 31, 1995, the Company's estimated remaining liability for investigation and remediation was approximately $76 million, of which 90 percent is authorized to be recovered through the rate recovery mechanism described above. The estimated liability is subject to future adjustment pending further investigation. (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Factors Influencing Future Financial Performance - Environmental Matters.") Because of current and expected rate recovery, the Company believes that compliance with environmental laws and regulations will not have a material adverse effect on its financial statements.

                                   EMPLOYEES
                                   ---------

    The Company employs approximately 7,200 persons. Most field, clerical and technical employees of the Company are represented by the Utility Workers' Union of America or the International Chemical Workers' Union. Agreements covering these approximately 5,200 employees related to benefits expired in 1995 and an agreement covering wages, hours and working conditions will expire on March 31, 1996. Negotiations related to new contracts are ongoing.

                                   MANAGEMENT
                                   ----------

     The executive officers of Southern California Gas Company are as follows:

                                                                  Became an
                                                                  Executive
Name                     Age  Position                            Officer
----                     ---  --------                            ---------
Warren I. Mitchell       58   President                           August 1981

Larry J. Dagley          47   Senior Vice President               August 1995
                              and Chief Financial Officer

Debra L. Reed            39   Senior Vice President               August 1988

Lee M. Stewart           50   Senior Vice President               November 1990

Paul J. Cardenas         49   Vice President                      January 1995

Pamela J. Fair           37   Vice President                      January 1995

Leslie E. LoBaugh, Jr.   50   Vice President and General Counsel  January 1995

Richard M. Morrow        46   Vice President                      January 1995

Eric B. Nelson           46   Vice President                      January 1995

Roy M. Rawlings          51   Vice President                      January 1987

Anne S. Smith            42   Vice President                      November 1991

George E. Strang         56   Vice President                      July 1984

Ralph Todaro             45   Vice President and Controller       November 1988

Dennis V. Arriola        35   Treasurer                           August 1994


    All of the Company's executive officers have been employed by the Company, the Parent, or its affiliates in management positions for more than the past five years, except for Mr. Dagley and Mr. Arriola. From 1985 until joining Pacific Enterprises in August 1995, Mr. Dagley was Senior Vice President and Controller (1985-1993) and Senior Vice President and Chief Financial Officer (1993-1995) of Transco Energy Company. From 1987 until joining the Company in August 1994, Mr. Arriola was a Vice President of Bank of America NT&SA (1992-1994) and a Vice President of Security Pacific National Bank (1987-1992).

    Executive officers are elected annually and serve at the pleasure of the Board of Directors. There are no family relationships among any of the Company's executive officers.

                             ITEM 2.  PROPERTIES
                             -------------------

    At December 31, 1995, The Gas Company owned approximately 2,965 miles of transmission and storage pipeline, 43,163 miles of distribution pipeline and 42,699 miles of service piping. It also owned 13 transmission compressor stations and 6 underground storage reservoirs (with a combined working storage capacity of approximately 115 billion cubic feet) and general office buildings, shops, service facilities, and certain other equipment necessary in the conduct of its business.

    Southern California Gas Tower, a wholly-owned subsidiary of The Gas Company, has a 15 percent limited partnership interest in a 52-story office building in downtown Los Angeles. The Gas Company leases, and currently occupies about half of the building.

                          ITEM 3.  LEGAL PROCEEDINGS
                          --------------------------

    Except for the matters referred to in the financial statements filed with or incorporated by reference in Item 8 or referred to elsewhere in this Annual Report, neither the Company nor any of its subsidiaries is a party to, nor is their property the subject of, any material pending legal proceedings other than routine litigation incidental to their businesses.

                   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                   ----------------------------------------
                             OF SECURITY HOLDERS
                             -------------------

    No matters were submitted during the fourth quarter of 1995 to a vote of the Company's security holders.

                                    PART II


                      ITEM 5. MARKET FOR REGISTRANT'S COMMON
                      --------------------------------------
                      EQUITY AND RELATED STOCKHOLDER MATTERS
                      --------------------------------------


    The Parent owns all of the Company's Common Stock. The information required by this item concerning dividends declared is included in the Statement of Consolidated Shareholders' Equity set forth in Item 8 of this Annual Report. Such information is incorporated herein by reference.


                   RANGE OF MARKET PRICES OF PREFERRED STOCK

                                      1995                                      1994
                       ------------------------------------------------------------------------------
                            7 3/4%            6%-Series A            7 3/4%            6%-Series A
-----------------------------------------------------------------------------------------------------
Three months ended:
March 31              $24 3/8 - 21         $18 3/4 - 17 3/8     $26 1/4 - 24 5/8     $21 1/2 - 20
June 30               $25 1/2 - 24         $19 7/8 - 18         $25 1/4 - 23 1/4     $20 3/4 - 18 3/4
Sept. 30              $26 1/4 - 25 1/8     $21 - 19             $24 1/4 - 22 3/8     $19 1/2 - 17 3/4
Dec. 31               $25 3/4 - 25         $21 3/4 - 19 7/8     $23 3/8 - 21         $18 - 16 1/4

     Market prices for the preferred stock were obtained from the Pacific Stock Exchange. The 6% Preferred Stock and the Flexible Auction Series Preferred Stock, Series A and Series C are not listed on any exchange.

                        ITEM 6.  SELECTED FINANCIAL DATA
                        --------------------------------

The following table sets forth certain selected financial data of the Company for 1991 through 1995.

                            SELECTED FINANCIAL DATA

                                              Year Ended December 31
                        ------------------------------------------------------------------
(Thousands of Dollars)     1995          1994          1993          1992          1991
------------------------------------------------------------------------------------------
Operating revenues      $2,279,308    $2,586,524    $2,811,074    $2,839,925    $2,930,306

Net income              $  214,833    $  190,513    $  193,676    $  194,716    $  211,792*

Total assets            $4,462,279    $4,775,763    $4,950,220    $4,155,399    $4,059,186

Long-term debt          $1,220,136    $1,396,931    $1,235,622    $1,147,198    $1,147,132

*Net income for 1991 includes a net after-tax gain of $15 million relating to the sale of The Gas Company's headquarters office property.

The Gas Company's parent, Pacific Enterprises, owns 96 percent of the voting stock, including all of the issued and outstanding common stock; therefore, per share data have been omitted.

                 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                 ---------------------------------------------
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

INTRODUCTION

This section includes management's analysis of operating results from 1993 through 1995, and is intended to provide additional information about the Southern California Gas Company's capital resources, liquidity and financial performance. This section also focuses on the major factors expected to influence future operating results and discusses future investment and financing plans. Management's Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements.

The Company, a subsidiary of Pacific Enterprises (the Parent), is a
Los Angeles-based utility engaged in supplying natural gas throughout most of southern and part of central California. The Company is the nation's largest natural gas distribution utility, serving 4.7 million meters and 535 cities and communities throughout a 23,000 square mile service territory with a population of approximately 17 million.

The Company markets are separated into core customers and noncore customers. Core customers consist of approximately 4.7 million customers (4.5 million residential and 200,000 small commercial and industrial customers). The noncore market consists of approximately 1,600 large customers which includes 8 utility electric generation, 3 wholesale, and the remainder large commercial and industrial customers. Most noncore customers procure their own gas supply rather than purchase gas through the utility.

In 1995, the Parent completed a realignment into business units which established a more flexible design to allow a more rapid response to competitive forces. There are two business units at the Company, one focusing on core distribution customers and the other on large volume gas transportation customers.

CAPITAL RESOURCES AND LIQUIDITY

The Company's primary sources and uses of cash during the last three years are summarized in the following condensed statement of cash flows:

SOURCES AND (USES) OF CASH                              Year Ended December 31
                                                      --------------------------
(Dollars in millions)                                  1995     1994     1993
--------------------------------------------------------------------------------
Operating Activities                                  $ 663    $ 150    $ 415
Capital Expenditures                                   (231)    (245)    (318)
Financing Activities:
  Long-Term Debt                                       (168)     246       62
  Short-Term Debt                                       (44)      11       52
  Dividends                                            (242)    (155)    (145)
                                                      ------   ------   ------
    Total Financing Activities                         (454)     102      (31)
Other                                                   (23)      36      (53)
                                                      --------------------------
Increase (Decrease) in Cash and Cash Equivalents      $ (45)   $  43    $  13
                                                      --------------------------
                                                      --------------------------

CASH FLOWS FROM OPERATING ACTIVITIES

The increase in cash flow from operating activities to $663 million in 1995 from $150 million in 1994 is primarily due to a payment of $391 million for the settlement of gas contract issues made in 1994. The decrease in cash flow from operating activities of $265 million in 1994 from 1993 is primarily due to a payment for the settlement of gas contract issues partially offset by an increase in collections of regulatory accounts receivable.

There are a number of factors that impact the Company's cash flow from operations. These include changes in operating expenses and the authorized return on common equity.


CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures primarily represent rate base investment at the Company. The table below summarizes capital expenditures by utility plant classification:

CAPITAL EXPENDITURES                                    Year Ended December 31
                                                      --------------------------
 - (Dollars in millions)                                1995     1994     1993
--------------------------------------------------------------------------------
 - Distribution                                         $126     $129     $159
 - Transmission                                           19       24       54
 - Storage                                                19       22       33
 - Other                                                  67       70       72
                                                      --------------------------
   - Total                                              $231     $245     $318
                                                      --------------------------
                                                      --------------------------


Capital expenditures for 1995 are $14 million lower than 1994, primarily the result of reduced investing requirements for connecting new customers. The decrease in expenditures in 1994 compared to 1993 was primarily due to a $30 million decrease in distribution main pipeline extensions as a result of fewer new customer connections and a $30 million decrease in non-recurring transmission projects such as the expansion of a compressor station and pipeline upgrades.

Capital expenditures are estimated to be approximately $224 million in 1996 and will be financed primarily by internally generated funds.

CASH FLOWS FROM FINANCING ACTIVITIES

In 1995, $454 million was used for financing activities. This was the result of repayment of short and long-term debt and payment of common dividends.

Cash flow provided by financing activities of $102 million in 1994 was due to the issuance of long-term debt for financing a comprehensive settlement of gas supply contracts and other regulatory issues (see Note 2 of Notes to Consolidated Financial Statements - Comprehensive Settlement of Regulatory Issues). The cash flow used for financing activities in 1993 of $31 million was primarily due to dividend payments partially offset by the issuance of short and long-term debt.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents are $13 million and $58 million at December 31, 1995 and 1994, respectively. The Company anticipates that cash required in 1996 for capital expenditures, dividends and debt payments will be provided by cash generated from operating activities and existing cash balances.

In addition to cash from ongoing operations, the Company has available a $650 million multi-year credit agreement requiring annual fees of .075%. The interest rate on this line varies and is derived from formulas based on market rates and the Company's credit ratings. This multi-year credit agreement expires in February, 2001. At December 31, 1995, the bank line of credit was unused. This line of credit provides backing for the Company's commercial paper program. The Company has $415 million of commercial paper outstanding at December 31, 1995, including $265 million to finance the Comprehensive Settlement of gas supply contracts and other regulatory issues, with the remainder financing seasonal cash needs at the Company.

PREFERRED STOCK REDEMPTION

The Company plans to redeem up to $100 million of variable rate preferred stock during 1996.

COMPANY OPERATIONS

To fully understand the operations and financial results of the Company it is important to understand the ratemaking procedures that the Company employs.

RATEMAKING PROCEDURES

The Company is regulated by the California Public Utilities Commission (CPUC). It is the responsibility of the CPUC to determine that utilities operate in the best interests of the ratepayer with the opportunity to earn a reasonable return on investment. Current ratemaking procedures are summarized below.

In a general rate case, the CPUC establishes a margin, which is the amount of revenue authorized to be collected from customers to recover authorized operating expenses (other than the cost of gas), depreciation, interest, taxes and return on rate base. General rate cases are typically filed every three years. On June 1, 1995, the Company filed a "Performance Based Regulation"
(PBR) application with the CPUC which would replace the general rate case. For a further discussion of PBR, see Factors Influencing Future Financial Performance
- Performance Based Regulation.

The CPUC annually adjusts rates for years between general rate cases to reflect the changes in rate base and the effects of inflation as adjusted by a productivity improvement factor. Separate proceedings are held annually to review the Company's cost of capital, including return on common equity, interest costs and changes in capital structure. The CPUC has authorized annual allowances for 1996 for increases in operating and maintenance expenses to the extent that the projected annual inflation rate exceeds 3%. In 1995, the CPUC authorized allowances to the extent inflation exceeded 2%. For further discussion of annual attrition allowances, see Note 2 of Notes to Consolidated Financial Statements.

Biennial cost allocation proceedings (BCAP) adjust rates to reflect variances in the cost of gas and customer demand from estimates adopted in a general rate case. This mechanism substantially eliminates the effect on income of variances in core market demand and gas costs subject to limitations of the Gas Cost Incentive Mechanism and Comprehensive Settlement. For further discussion see
Note 2 of Notes to Consolidated Financial Statements.

The CPUC approved a Gas Cost Incentive Mechanism (GCIM) for evaluating the Company's gas purchases. This mechanism compares the Company's cost of gas with the average market price of 30-day firm spot supplies delivered to the Company's service area and permits full recovery of all costs within a tolerance band above that average. The costs of purchases above the tolerance band or savings from purchases below the average market price are shared equally between ratepayers and shareholders. For further discussion of GCIM, see Note 2 of Notes to Consolidated Financial Statements.

1993 - 1995 FINANCIAL RESULTS

Under current utility ratemaking policies, the return that the Company is authorized to earn is the product of an authorized rate of return on rate base and the amount of rate base. Rate base consists primarily of net investment in utility plant. Thus, the Company's earnings are affected by changes in the authorized rate of return on rate base and the change in the authorized rate base and by the Company's ability to control expenses and investment in rate base within the amounts authorized by the CPUC in setting rates. The Company refunds or collects in the future the amounts by which certain defined costs vary from the amounts authorized by the CPUC in the rate case or other regulatory proceedings. Also, variations in core revenues from estimates adopted by the CPUC in established rates are refunded or collected through the balancing account mechanism. Thus, full balancing account treatment allows the Company to fully recover amounts recorded as deferred costs or core revenue shortfalls currently or in the future.

Key financial and operating data for the Company are highlighted in the table below.


                                                                               YEAR ENDED DECEMBER 31
                                                                         --------------------------------
(DOLLARS IN MILLIONS)                                                         1995       1994      1993
---------------------------------------------------------------------------------------------------------
Operating revenues                                                          $2,279     $2,587    $2,811
Cost of gas                                                                 $  737     $  992    $1,187
Operating expenses                                                          $  760     $  827    $  868
Net income (after preferred dividends)                                      $  203     $  180    $  184
Authorized return on rate base                                               9.67%      9.22%     9.99%
Authorized return on common equity                                          12.00%     11.00%    11.90%
Weighted average rate base                                                  $2,766     $2,862    $2,769
(Decline) growth in weighted average rate base over prior period            (3.4)%       3.4%      1.8%
                                                                         --------------------------------


The Company's operating revenues decreased $308 million in 1995. The decrease is primarily due to a reduction in the average unit cost of gas and a decrease in noncore transportation volumes. The Company's cost of gas distributed decreased $255 million in 1995 due to lower volumes of gas purchased for customers and a decrease in the average unit cost of gas. The decrease in transportation volumes was primarily in the utility electric generation market. This was due to an abundance of less expensive hydroelectricity resulting from high levels of precipitation last winter. The decrease in operating revenue of $224 million in 1994 reflects a reduction in authorized gas margin and the average unit cost of gas partially offset by the growth in rate base and an increase in noncore volumes transported. The Company's cost of gas distributed decreased $195 million in 1994. The average commodity cost of gas purchased by the Company, excluding fixed charges, for 1995 was $1.42 per thousand cubic feet, compared to $1.68 per thousand cubic feet in 1994 and $2.21 per thousand cubic feet in 1993.

The Company's operating expenses decreased $67 million in 1995. The decrease primarily reflects savings from cost reduction efforts in 1995 and nonrecurring expenses in 1994. Operating costs for 1994 included expenses resulting from the January 1994 earthquake and expenses related to a discontinued capital project. The decrease of $41 million in 1994 was primarily due to aggressive reductions in operating expenses partially offset by the nonrecurring expenses discussed above.

The Company has achieved or exceeded the rate of return on rate base authorized by the CPUC for 13 consecutive years. In 1995, the Company achieved a 10.84% return on rate base compared to a 9.67% authorized return and a 13.89% return on equity compared to a 12% authorized return. The improved returns were primarily due to lower operating costs as a result of reduced staffing levels and other cost reduction efforts.

In 1994, the Company achieved a 9.74% return on rate base compared to a 9.22% authorized return and a 12.33% return on equity compared to an 11% authorized return. The improved returns were primarily due to more efficient operations through reductions in operating expenses, higher noncore earnings and a conservation award.

The Company plans to continue efforts to control costs in 1996. In 1996, the Company is authorized to earn 9.42% return on rate base and 11.6% on common equity. Rate base is expected to decline slightly from the level in 1995.

OPERATING RESULTS

The table below summarizes the components of the Company's throughput and rates charged to customers for the past three years. Beginning January 1, 1994, rates included the ratepayer portion of the Comprehensive Settlement (See Note 2 of Notes to Consolidated Financial Statements). The amount included in rates for 1995 was $84 million and in 1994 was $119 million.


                                         GAS SALES        TRANSPORTATION AND EXCHANGE           TOTAL
                                         ---------        ---------------------------           -----
(DOLLARS IN MILLIONS, VOLUME
IN BILLION CUBIC FEET)            THROUGHPUT   REVENUE    THROUGHPUT        REVENUE     THROUGHPUT   REVENUE
-------------------------------------------------------------------------------------------------------------
1995:
Residential                           237       $1,547          2             $  7          239       $1,554
Commercial/Industrial                  97          546        267              206          364          752
Utility Electric Generation                                   205              104          205          104
Wholesale                               4            7        125               55          129           62
                               ------------------------------------------------------------------------------
Total in Rates                        338       $2,100        599             $372          937        2,472
Balancing and Other                                                                                     (193)
                                                                                                  ----------
  Total Operating Revenues                                                                            $2,279
------------------------------------------------------------------------------------------------------------
1994:
Residential                           254       $1,704          2             $  9          256       $1,713
Commercial/Industrial                 100          592        258              207          358          799
Utility Electric Generation                                   260              118          260          118
Wholesale                               8           21        138               77          146           98
                               -----------------------------------------------------------------------------
Total in Rates                        362       $2,317        658             $411        1,020        2,728
Balancing and Other                                                                                     (141)
                                                                                                  ----------
Total Operating Revenues                                                                              $2,587
------------------------------------------------------------------------------------------------------------
1993:
Residential                           244       $1,641          4             $ 12          248       $1,653
Commercial/Industrial                  97          610        259              247          356          857
Utility Electric Generation                          4        213              143          213          147
Wholesale                              11           27        137               90          148          117
                               -----------------------------------------------------------------------------
Total in Rates                        352       $2,282        613             $492          965        2,774
Balancing and Other                                                                                       37
                                                                                                  ----------
Total Operating Revenues                                                                              $2,811
------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------


Although the revenues from transportation throughput are less than for gas sales, the Company generally earns the same margin whether it buys the gas and sells it to the customer or transports gas already owned by the customer. For 1996, approximately 89% of total margin authorized is contributed by the core market (residential and smaller commercial and industrial customers), with 11% contributed by the noncore market. Throughput, the total gas sales and transportation volumes moved through the Company's system, decreased in 1995 as a result of lower demands, primarily by utility electric generators. This was as a result of an abundance of inexpensive hydroelectricity. The increase in throughput in 1994 from 1993 levels was the result of greater weather-related demand in noncore volumes, primarily utility electric generation.

FACTORS INFLUENCING FUTURE FINANCIAL PERFORMANCE

Because of the ratemaking and regulatory process as well as the changing energy marketplace there are several factors that will influence future financial performance. These factors are summarized below.

Under current ratemaking policies, Company net income and cash flow will be determined primarily by the allowed rate of return on common equity, changes in authorized rate base, noncore market pricing, the variance in gas volumes delivered to noncore customers from CPUC-adopted forecast deliveries, and the ability of management to control expenses and investment in line with the amounts authorized by the CPUC to be collected in rates.

Future regulatory restructurings (including the PBR proposal from the Company), increased competitiveness in the industry (including the continuing threat of customers bypassing the Company's system and obtaining service directly from interstate pipelines), and electric industry restructuring could also affect the Company's future performance.

The following detailed discussion addresses each of the major factors expected to influence future financial performance:

ALLOWED RATE OF RETURN. The Company's earnings for 1996 will be affected by a decrease in the authorized rate of return on common equity. For 1996, the Company is authorized to earn a rate of return on rate base of 9.42% and a rate of return on common equity of 11.6%, compared to 9.67% and 12%, respectively, in 1995. A change in return on equity of one percentage point impacts net income by approximately $13 million. The CPUC has also authorized an increase in the equity component of the Company's capital to 47.4% in 1996 from 47.0% in 1995. The 40 basis point increase in the equity component should add between $1 million to $2 million to earnings. Rate base is expected to decline slightly from the level in 1995.

NONCORE BYPASS. The Company's throughput to enhanced oil recovery (EOR) customers in the Kern County area has decreased significantly because of the bypass of the Company's system by competing interstate pipelines. The decrease in revenues from EOR customers is subject to full balancing account treatment except for a 5% incentive to the Company, and therefore, does not have a material impact on the Company's earnings.

Bypass of other markets may also occur, and the Company is fully at risk for lost non-EOR noncore volumes due to bypass. The Company is continuing to reduce its costs to maintain low cost competitiveness to retain transportation customers. Also, significant additional bypass would require construction of additional facilities by competing pipelines.

NONCORE PRICING. To respond to bypass, the Company has received authorization from the CPUC for expedited review of long-term gas transportation service contracts with some noncore customers at lower than tariff rates. In addition, the CPUC has approved changes in methodology that eliminates subsidization of core customer rates by noncore customers. This allocation flexibility, together with negotiating authority, has enabled the Company to better compete with interstate pipelines for noncore customers.

NONCORE THROUGHPUT. The Company's earnings may be adversely impacted if gas throughput to its noncore customers varies from estimates adopted by the CPUC in establishing rates. There is a continuing risk that an unfavorable variance in noncore volumes can result from external factors such as weather, electric deregulation, the increased use of hydroelectric power, competing pipeline bypass of the Company's system and a downturn in general economic conditions. Many noncore customers are especially sensitive to the price relationship between natural gas and alternative fuels and they are capable of readily switching from one fuel to another, subject to air quality regulations. The Company is at risk for the lost revenue.

Through July 31, 1999 any favorable earnings effect of higher revenues resulting from higher throughput to noncore customers has been eliminated as a result of the Comprehensive Settlement described in Note 2 of Notes to Consolidated Financial Statements.

EXCESS INTERSTATE PIPELINE CAPACITY. Existing interstate pipeline capacity into California exceeds current demand by over 1 billion cubic feet per day. Up to 2 billion cubic feet per day of capacity on the El Paso and Transwestern interstate pipeline systems, representing over $175 million and $55 million, respectively, of annual reservation charges to pipeline customers may be relinquished within the next few years. Some of this capacity may not be resubscribed. Current Federal Energy Regulatory Commission (FERC) regulation could permit the cost of unsubscribed capacity to be allocated to remaining firm service customers, including the Company. Under existing regulation in California, the Company would have the opportunity to include its portion of any such reallocated costs in its rates.

The FERC has approved a settlement with Transwestern which calls for firm customers, including the Company, to subsidize unsubscribed pipeline costs for a five-year period with Transwestern assuming full responsibility after that time. Negotiations are continuing with El Paso and a settlement is expected to be filed with the FERC in the first quarter of 1996.

MANAGEMENT CONTROL OF EXPENSES AND INVESTMENT. Over the past 13 years, management has been able to control operating expenses and investment within the amounts authorized to be collected in rates and intends to continue to do so.

PERFORMANCE BASED REGULATION. The Company has filed a PBR application with the CPUC to replace the general rate cases and other traditional regulatory proceedings. PBR, if approved, would allow the Company to be more responsive to consumer interests and compete more effectively in contestable markets.
Key elements of this proposal include a permanent reduction in base rates of $42 million, an indexing measure that would limit future base rate increases to the inflation rate less a productivity factor, and rate refunds to customers if service quality were to deteriorate. This new approach would maintain cost-based rates but would link financial performance with changes in productivity. Although PBR could result in increased earnings volatility, the Company would have the opportunity to improve financial performance to the extent it was able to reduce expenses, increase energy deliveries and generate profits from new products and services.

Under the PBR proposal, the Company would be at risk for certain changes in interest rates and cost of capital, changes in core volumes not caused by weather, and achievement of productivity improvements. The CPUC's process for approval of PBR has been delayed pending determination of additional information various parties desire to establish the starting base cost of service. An agreement with several interested parties has been reached under which the Company will provide a substantial portion of the supporting documentation that would be required for a general rate case proceeding. This additional step will delay implementation beyond the proposed January 1, 1997 starting date.

ELECTRIC INDUSTRY RESTRUCTURING. Demand for natural gas by electric generation customers is sensitive to the price and availability of electric power generated in other areas and purchased by these electric generation customers. On December 20, 1995, the CPUC issued a final decision to restructure California electric utility regulation. Implementation of portions of the plan is expected to require state legislative or federal administrative approval. The CPUC's decision has no immediate effect on the Company's operations. However, the Company is continuing to evaluate the decision because future volumes of natural gas it transports for electric utilities may be adversely affected by increased use of electricity generated by out-of-state producers. The electric industry restructuring may also result in a reduction of electric rates to core customers, but it is unlikely to overcome the entire cost advantage of natural gas for existing uses.

ENVIRONMENTAL MATTERS. The Company's operations and those of its customers are affected by a growing number of environmental laws and regulations.
These laws and regulations affect current operations as well as future expansion. Increasingly complex administrative and reporting requirements of environmental organizations applicable to commercial and industrial customers utilizing natural gas are not generally required by those using electricity. However, anticipated advancement in natural gas technologies will enable gas equipment to remain competitive with alternate energy sources. Environmental laws also require clean up of facilities no longer in use. Because of current and expected rate recovery, the Company believes that compliance with these laws will not have a significant impact on its financial statements. For further discussion of environmental and regulatory matters, see Note 4 of Notes to Consolidated Financial Statements.

UNION CONTRACT. Most field, clerical and technical employees of the Company are represented by the Utility Workers' Union of America or the International Chemical Workers' Union. A contract with these unions relating to employee benefits expired in 1995 and a contract covering wages, hours and working conditions will expire March 31, 1996. Negotiations related to new contracts are ongoing.

CALIFORNIA ECONOMY. Growth in the Company markets is largely dependent on the health and expansion of the California economy. While California has undergone a recession in recent years, current economic forecasts indicate the state will experience a higher growth in jobs than the rest of the country.

OTHER INCOME AND INTEREST EXPENSE

OTHER INCOME AND DEDUCTIONS. Other income was $6 million, $17 million and $11 million in 1995, 1994 and 1993, respectively. The decrease from 1994 is primarily due to a $13 million reduction in regulatory interest which is recognized on balances in the regulatory balancing accounts. Other - Net expense consists primarily of contributions and amortization of loss on reacquired debt.

INTEREST EXPENSE. Interest expense was $91 million, $105 million and $102 million in 1995, 1994 and 1993, respectively. Interest expense in 1995 was reduced from the 1994 level as a result of repayment of debt and refinancing of Company debt at lower interest rates.

            Item 8.  Financial Statements and Supplementary Data
            ----------------------------------------------------

STATEMENT OF CONSOLIDATED INCOME


                                                         Year Ended December 31
                                               ------------------------------------------
 (Thousands of Dollars)                              1995           1994           1993
-----------------------------------------------------------------------------------------
OPERATING REVENUES                               $2,279,308     $2,586,524     $2,811,074
                                                 ----------     ----------     ----------
OPERATING EXPENSES
Cost of Gas Distributed                             736,605        991,625      1,187,072
Operation                                           672,864        745,961        768,677
Maintenance                                          86,255         80,980         99,795
Depreciation                                        237,026        233,580        228,244
Income Taxes                                        151,274        145,603        134,491
Local Franchise Payments                             34,048         41,966         46,217
Ad Valorem Taxes                                     34,974         36,901         32,592
Payroll and Other Taxes                              26,431         31,281         29,488
                                                 ----------     ----------     ----------
         Total                                    1,979,477      2,307,897      2,526,576
                                                 ----------     ----------     ----------
         Net operating revenue                      299,831        278,627        284,498
                                                 ----------     ----------     ----------

OTHER INCOME AND (DEDUCTIONS)

Interest Income                                       7,566          6,623          1,668
Regulatory Interest                                   1,442         14,046          4,924
Allowance for Equity Funds Used During
 Construction                                         5,495          2,394          4,406
Income Taxes on Non-Operating Income                   (277)           941          5,670
Other -  Net                                         (8,606)        (7,033)        (5,245)
                                                 ----------     ----------     ----------
         Total                                        5,620         16,971         11,423
                                                 ----------     ----------     ----------
INTEREST CHARGES AND (CREDITS)
Interest on Long-Term Debt                           86,864         89,023         95,806
Other Interest                                        6,938         17,425          9,180
Allowance for Borrowed Funds Used
 During Construction                                 (3,184)        (1,363)        (2,741)
                                                 ----------     ----------     ----------
         Total                                       90,618        105,085        102,245
                                                 ----------     ----------     ----------
Net Income                                          214,833        190,513        193,676
Dividends on Preferred Stock                         11,613         10,468          9,882
                                                 ----------     ----------     ----------
Net Income Applicable to Common Stock            $  203,220     $  180,045     $  183,794
                                                 ----------     ----------     ----------
                                                 ----------     ----------     ----------





SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEET


                                                                       December 31
                                                               --------------------------
 (Thousands of Dollars)                                         1995          1994
-----------------------------------------------------------------------------------------
                                                                ----------     ----------
ASSETS
Utility Plant - at original cost                                $5,807,940     $5,613,013
Less:  Accumulated Depreciation                                  2,594,713      2,400,601
                                                                ----------     ----------
  Utility plant - net                                            3,213,227      3,212,412
                                                                ----------     ----------

Current Assets:
  Cash and cash equivalents                                         12,611         57,531
  Accounts receivable - trade (less allowance for doubtful
    receivables of $13,456 in 1995 and $10,830 in 1994)            398,515        523,975
  Regulatory accounts receivable - net                             260,573        360,479
  Deferred income taxes                                             25,953
  Gas in storage                                                    54,782         63,470
  Materials and supplies                                            14,504         25,792
  Prepaid expenses                                                  32,593         34,129
                                                                ----------     ----------
         Total current assets                                      799,531      1,065,376
                                                                ----------     ----------
Regulatory Assets                                                  449,521        497,975
                                                                ----------     ----------
         Total                                                  $4,462,279     $4,775,763
                                                                ----------     ----------
                                                                ----------     ----------
CAPITALIZATION AND LIABILITIES
Capitalization:
  Common equity:
        Common stock                                            $  834,889     $  834,889
        Retained earnings                                          613,445        643,040
                                                                ----------     ----------
          Total common equity                                    1,448,334      1,477,929
  Preferred stock                                                  196,551        196,551
  Long-term debt                                                 1,220,136      1,396,931
                                                                ----------     ----------
          Total capitalization                                   2,865,021      3,071,411
                                                                ----------     ----------

Current Liabilities:
  Short-term debt                                                  233,817        278,201
  Accounts payable - trade                                         162,670        212,888
  Accounts payable - affiliates                                      9,734         35,013
  Accounts payable - other                                         255,900        143,235
  Accrued taxes and franchise payments                              45,933        117,576
  Deferred income taxes                                                            40,792
  Long-term debt due within one year                                95,283         86,000
  Accrued interest                                                  43,480         40,057
  Other accrued liabilities                                         50,678        162,489
                                                                ----------     ----------
         Total current liabilities                                 897,495      1,116,251
                                                                ----------     ----------

Customer Advances for Construction                                  47,029         44,269
Deferred Income Taxes                                              404,308        341,149
Deferred Investment Tax Credits                                     66,983         69,969
Other Deferred Credits                                             181,443        132,714
Commitments and Contingent Liabilities (Note 4)
                                                                ----------     ----------
         Total                                                  $4,462,279     $4,775,763
                                                                ----------     ----------
                                                                ----------     ----------





SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

STATEMENT OF CONSOLIDATED CASH FLOWS

                                                                YEAR ENDED DECEMBER 31
                                                            -------------------------------
(THOUSANDS OF DOLLARS)                                        1995       1994       1993
--------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                   $214,833   $190,513   $193,676
Items Not Requiring Cash:
  Depreciation                                                237,026    233,580    228,244
  Deferred income taxes                                        59,544    (49,432)    33,093
  Deferred investment tax credits                              (2,986)    (3,024)    (3,811)
  Allowance for funds used during construction                 (8,679)    (3,757)    (7,147)
  Other                                                        53,296    (18,983)    22,442
Net Change in Other Working Capital Components:
  Accounts receivable                                         125,460    (20,667)    (3,235)
  Regulatory accounts receivable                              183,723    231,006   (107,320)
  Gas in storage                                                8,688    (10,356)   (13,279)
  Other current assets                                         12,824    (16,332)    19,787
  Accounts payable                                            (16,171)  (521,172)    77,672
  Accrued taxes and franchise payments                        (71,643)    30,386    (74,466)
  Deferred income taxes                                       (76,001)     4,914     23,501
  Other current liabilities                                   (57,144)   103,451     26,245
                                                            ---------  ---------  ---------
    Net cash provided by operating activities                 662,770    150,127    415,402
                                                            ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures for Utility Plant                       (230,969)  (244,721)  (318,429)
(Increase) Decrease in Other Assets - Net                     (22,492)    35,267    (52,929)
                                                            ---------  ---------  ---------
    Net cash used in investing activities                    (253,461)  (209,454)  (371,358)
                                                            ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends                                                    (242,333)  (154,723)  (144,590)
Issuance of Long-Term Debt                                               245,847    631,000
Payments of Long-Term Debt                                   (167,512)             (569,239)
Sale of Preferred Stock                                                              75,000
Redemption of Preferred Stock                                                       (75,000)
Increase (Decrease) in Short-Term Debt                        (44,384)    11,201     52,000
                                                            ---------  ---------  ---------
    Net cash provided by (used in) financing activities      (454,229)   102,325    (30,829)
                                                            ---------  ---------  ---------
Increase (Decrease) in Cash and Cash Equivalents              (44,920)    42,998     13,215
Cash and Cash Equivalents - January 1                          57,531     14,533      1,318
                                                            ---------  ---------  ---------
Cash and Cash Equivalents - December 31                      $ 12,611   $ 57,531   $ 14,533
                                                            ---------  ---------  ---------
                                                            ---------  ---------  ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid During the Year for:
  Interest (net of amount capitalized)                       $ 81,932   $107,088   $ 97,514
                                                            ---------  ---------  ---------
                                                            ---------  ---------  ---------
  Income taxes                                               $231,987   $ 89,135   $142,346
                                                            ---------  ---------  ---------
                                                            ---------  ---------  ---------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY

                                                                           PREFERRED     COMMON       RETAINED
(THOUSANDS OF DOLLARS)                                                       STOCK        STOCK       EARNINGS
-----------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1992                                                $196,551    $834,889     $559,492
Net Income                                                                                            193,676
Cash Dividends Declared:
  Preferred stock                                                                                      (9,882)
  Common stock                                                                                       (136,036)
Preferred Stock Sold (3,000,000 shares)                                       75,000
Preferred Stock Redeemed (750 shares)                                        (75,000)
                                                                            --------    --------    ---------
BALANCE AT DECEMBER 31, 1993                                                 196,551     834,889      607,250
Net Income                                                                                            190,513
Cash Dividends Declared
  Preferred stock                                                                                     (10,468)
  Common stock                                                                                       (144,255)
                                                                            --------    --------    ---------
BALANCE AT DECEMBER 31, 1994                                                 196,551     834,889      643,040
Net Income                                                                                            214,833
Cash Dividends Declared:
  Preferred stock                                                                                     (11,613)
  Common stock                                                                                       (232,815)
                                                                            --------    --------    ---------
BALANCE AT DECEMBER 31, 1995                                                $196,551    $834,889     $613,445
                                                                            --------    --------     ---------
                                                                            --------    --------     ---------

The number of shares of preferred stock and common stock authorized and outstanding at December 31, 1995 and 1994, is set forth in Note 9 of Notes to Consolidated Financial Statements.


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Southern California Gas Company (the Company) is a subsidiary of Pacific Enterprises (Parent). The Parent owns approximately 96% of the Company's voting stock, including all of its issued and outstanding common stock; therefore, per share data have been omitted.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. One subsidiary has a 15% limited partnership interest in a 52-story office building in which the Company occupies approximately one-half of the leasable space. Investments in 50% or less joint ventures and partnerships are accounted for by the equity or cost method, as appropriate.

RECLASSIFICATIONS

Certain changes in account classification have been made in the prior years' consolidated financial statements to conform to the 1995 financial statement presentation.

REGULATION

In conformity with generally accepted accounting principles (GAAP), the Company's accounting policies reflect the financial effects of rate regulation authorized by the California Public Utilities Commission (CPUC). The Company applies the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation." This statement requires cost-based rate regulated entities that meet certain criteria to reflect the authorized recovery of costs due to regulatory decisions in their financial statements. The Company records Regulatory Assets which represent assets which are being recovered through customer rates or are probable of being recovered through customer rates. As of December 31, 1995, the Company had $450 million of regulatory assets which included the following: costs of reacquiring debt - $52 million; Comprehensive Settlement costs (see Note 2) - $175 million; deferred income taxes - $109 million (see Note 3); environmental remediation - $64 million (see Note 4); and other costs - $50 million. Maintenance of the regulatory accounts and regulatory accounts receivable represents the only difference in the application of GAAP for the Company versus non-regulated entities.

REGULATORY ACCOUNTS RECEIVABLE - NET

Authorized regulatory balancing accounts are maintained to accumulate undercollections and overcollections from the revenue and cost estimates adopted by the CPUC in setting rates. The Company makes periodic filings with the CPUC to adjust future gas rates to account for such variances.

GAS IN STORAGE

Gas in storage inventory is stated at last-in, first-out (LIFO) cost. As a result of a regulatory accounting procedure, the pricing of gas in storage does not have any effect on net income. If the first-in, first-out (FIFO) method of accounting for gas in storage inventory had been used by the Company, inventory would have been higher than reported at December 31, 1995 and 1994 by $21 million and $34 million, respectively. Materials and supplies are generally stated at the lower of cost, determined on an average cost basis, or market.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UTILITY PLANT

The costs of additions, renewals and improvements to utility plant are charged to the appropriate plant accounts. These costs include labor, material, other direct costs, indirect charges, and an allowance for funds used during construction. The cost of utility plant retired or otherwise disposed of, plus removal costs and less salvage, is charged to accumulated depreciation. Depreciation is recorded on the straight-line remaining-life basis. The depreciation methods are consistent with those used by non-regulated entities.

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION (AFUDC)

AFUDC represents the cost of funds used to finance the construction of utility plant and is added to the cost of utility plant. Interest expense of $9 million in 1995, $4 million in 1994 and $7 million in 1993 was capitalized.

OTHER

Cash equivalents include short-term investments purchased with maturities of less than 90 days.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. REGULATORY MATTERS

RESTRUCTURING OF GAS SUPPLY CONTRACTS

In 1993, the Company and its gas supply affiliates restructured long-term gas supply contracts with suppliers of California offshore and Canadian gas. In the past, the Company's cost of these supplies had been substantially in excess of its average delivered cost of gas for all gas supplies.

The restructured contracts substantially reduced the ongoing delivered costs of these gas supplies and provided lump sum payments totaling $391 million to the suppliers. The expiration date for the Canadian gas supply contract was shortened from 2012 to 2003.

COMPREHENSIVE SETTLEMENT OF REGULATORY ISSUES

On July 20, 1994, the CPUC approved a comprehensive settlement (Comprehensive Settlement) of a number of pending regulatory issues including rate recovery of a significant portion of the restructuring costs associated with long-term gas supply contracts discussed above. The Comprehensive Settlement permits the Company to recover in utility rates approximately 80% of the contract restructuring costs of $391 million and accelerated amortization of related pipeline assets of approximately $140 million, together with interest, over a period of approximately five years. In addition to the gas supply issues, the Comprehensive Settlement addresses the following other regulatory issues:

NONCORE CUSTOMER RATES. The Comprehensive Settlement changed the procedures for determining noncore rates to be charged by the Company to its customers for the five-year period commencing August 1, 1994. Rates charged to the customers are established based upon the Company's recorded throughput to these customers for 1991. The Company will bear the full risk of any declines in noncore deliveries from 1991 levels. Any revenue enhancement from

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

deliveries in excess of 1991 levels will be limited by a crediting account mechanism that will require a credit to customers of 87.5% of revenues in excess of certain limits. These annual limits above which the credit is applicable increase from $11 million to $19 million over the five-year period from August 1, 1994 through July 31, 1999. The Company's ability to report as earnings the results from revenues in excess of its authorized return from noncore customers due to volume increases has been eliminated for the five years beginning August 1, 1994 as a consequence of the Comprehensive Settlement described above. This is because forecasted deliveries in excess of the 1991 throughput levels used to establish noncore rates were contemplated in estimating the costs of the Comprehensive Settlement at December 31, 1993.

REASONABLENESS REVIEWS. The Comprehensive Settlement includes settlement of all pending reasonableness reviews with respect to the Company's gas purchases from April 1989 through March 1992, as well as certain other future reasonableness review issues.

GAS COST INCENTIVE MECHANISM. On March 16, 1994, the CPUC approved a new process for evaluating the Company's gas purchases, substantially replacing the previous process of reasonableness reviews. The Gas Cost Incentive Mechanism (GCIM) is a three-year pilot program which began April 1, 1994. The GCIM essentially compares the Company's cost of gas with a benchmark level, which is the average price of 30-day firm spot supplies delivered to the Company's market area.

The Company can recover costs in excess of the benchmark to the extent they fall within a tolerance band which extends to 4% above the benchmark. If the Company's cost of gas exceeds the tolerance level, then the excess cost will be shared equally between ratepayers and shareholders. All savings from gas purchased below the average market price are shared equally between ratepayers and shareholders. For the first year of the program, ended March 31, 1995, gas purchases were within the established 4.5% tolerance band.

ATTRITION ALLOWANCES. The Comprehensive Settlement authorizes the Company an annual allowance for increases in operating and maintenance expenses for 1996 to the extent that the projected annual inflation rate exceeds 3%. In 1995 attrition was calculated on the inflation rate in excess of 2%. The rate base attrition will continue to be based upon a three year rolling average of recorded net utility plant additions. This is a departure from past regulatory practice of allowing recovery in rates of the full effect of inflation on operating and maintenance expenses. The Company intends to continue to attempt to control operating expenses and investment to amounts authorized in rates to offset the effect of this regulatory change. The most recent decision issued by the CPUC in December 1995 authorized the Company to collect $12 million in rates for the 1996 attrition allowance.

The Company recorded the impact of the Comprehensive Settlement in 1993 and, upon giving effect to liabilities previously recognized at the Company, the costs of the Comprehensive Settlement including the restructuring of gas supply contracts did not result in any additional charge to the Company's consolidated earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the most recent decision issued by the CPUC in December 1995, the Company has been authorized to reduce rates by $50 million effective January 1, 1996. The reduction is comprised of the following:

           (Millions of Dollars)                   Increase (Decrease)
         ---------------------------------------------------------------
           1996 Cost of Capital                                  $(12)
           BCAP:  Core                                            (94)
                  Noncore                                          20
           1996 Attrition Allowances                               12
           1994 Earthquake Costs                                   22
           Other                                                    2
                                                                -----
             Total                                               $(50)
                                                                -----
                                                                -----

Regulatory Accounts Receivable and Regulatory Assets include a total of approximately $259 million and $327 million in 1995 and 1994, respectively, for the recovery of costs as provided in the Comprehensive Settlement. The CPUC authorized the borrowing of $425 million primarily to provide for funds needed under the Comprehensive Settlement. As of December 31, 1995, the Company has $265 million in commercial paper remaining outstanding related to the Comprehensive Settlement (See Note 6).

3. INCOME TAXES

A reconciliation of the difference between computed statutory federal income tax expense and actual income tax expense for operations is as follows:


                                                                 Year Ended December 31
                                                        -----------------------------------
(Thousands of Dollars)                                         1995       1994        1993
-------------------------------------------------------------------------------------------
Computed statutory federal income tax expense              $128,235   $117,311    $112,874
Increase (reductions) resulting from:
Excess book over tax depreciation                            19,638     17,473      17,847
State income taxes - net of federal income tax benefit       21,287     19,119      16,993
Capitalized expenses not deferred                           (10,058)    (6,589)
Federal income tax rate change                                                       1,698
Research and development credit                                                     (4,000)
Amortization of deferred investment tax credits              (2,986)    (3,024)     (3,811)
Resolution of proposed tax deficiency                        (2,452)     3,850     (10,193)
Other - net                                                  (2,113)    (3,478)     (2,587)
                                                        -----------------------------------
Total income tax expense                                   $151,551   $144,662    $128,821
                                                        -----------------------------------
                                                        -----------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The components of income tax expense are as follows:

                                                     Year Ended December 31
                                                --------------------------------
(Thousands of Dollars)                            1995        1994        1993
--------------------------------------------------------------------------------
Federal
  Current                                       $119,489    $147,647    $ 53,831
  Deferred                                           310     (32,500)     46,044
                                                --------------------------------
                                                 119,799     115,147      99,875
                                                --------------------------------
State
  Current                                         37,116      44,289      22,206
  Deferred                                        (5,364)    (14,774)      6,740
                                                --------------------------------
                                                  31,752      29,515      28,946
                                                --------------------------------
Total
  Current                                        156,605     191,936      76,037
  Deferred                                        (5,054)    (47,274)     52,784
                                                --------------------------------
                                                $151,551    $144,662    $128,821
                                                --------------------------------
                                                --------------------------------

The principal components of net deferred tax liabilities are as follows:

                                                                        December 31
                                  --------------------------------------------------------------------------------------
                                                    1995                                         1994
                                  --------------------------------------------------------------------------------------
(Thousands of Dollars)                Assets     Liabilities        Total         Assets      Liabilities        Total
------------------------------------------------------------------------------------------------------------------------
Depreciation                                      $(449,571)     $(449,571)                    $(399,381)     $(399,381)
Comprehensive Settlement            $ 159,294       (77,504)        81,790      $ 211,996       (107,597)       104,399
Regulatory accounts receivable                     (103,889)      (103,889)                     (150,767)      (150,767)
Deferred investment tax credits        29,673                       29,673         30,996                        30,996
Customer advances for
  construction                         20,787                       20,787         25,527                        25,527
Regulatory asset                                    (30,144)       (30,144)                      (39,604)       (39,604)
Other regulatory                      118,623       (45,624)        72,999        109,084        (62,195)        46,889
                                  --------------------------------------------------------------------------------------
  Total deferred income tax
    assets (liabilities)             $328,377     $(706,732)     $(378,355)      $377,603      $(759,544)     $(381,941)
                                  --------------------------------------------------------------------------------------
                                  --------------------------------------------------------------------------------------


The Parent files a consolidated federal income tax return and combined California franchise tax reports which include the Company and the Parent's other subsidiaries. The Company pays the amount of taxes applicable to itself had it filed a separate return.

The Company generally provides for income taxes on the basis of amounts expected to be paid currently, except for the provision for deferred taxes on regulatory accounts, customer advances for construction and accelerated depreciation of property placed in service after 1980. In addition, the Company recognizes certain other deferred tax liabilities (primarily accelerated depreciation of property placed in service prior to 1981 and deferred investment tax credits) which are expected to be recovered through future rates. At December 31, 1995 and 1994, $109 million and $97 million, respectively, of deferred income taxes have been offset by an equivalent amount in regulatory assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   COMMITMENTS AND CONTINGENT LIABILITIES

ENVIRONMENTAL OBLIGATIONS

The Company has identified and reported to California environmental authorities 42 former manufactured gas plant sites for which it (together with other utilities as to 21 of these sites) may have remedial obligations under environmental laws. As of December 31, 1995, nine of these sites have been remediated, of which five have received certification from the California Environmental Protection Agency. Preliminary investigations, at a minimum, have been completed on 39 of the gas plant sites, including those sites at which the remediations described above have been completed. In addition, the Company has been named as a potentially responsible party for two landfill sites and three industrial waste disposal sites.

On May 4, 1994, the CPUC approved a collaborative settlement between the Company and other California energy utilities and the Division of Ratepayer Advocates which provides for rate recovery of 90% of environmental investigation and remediation costs without reasonableness review. In addition, the utilities have the opportunity to retain a percentage of any insurance recoveries to offset the 10% of costs not recovered in rates.

At December 31, 1995, the Company's estimated remaining investigation and remediation liability was $76 million of which it is authorized to recover 90% through the mechanism discussed above. The estimated liability is subject to future adjustment pending further investigation. The Company believes that any costs not ultimately recovered through rates, insurance or other means, upon giving effect to previously established liabilities, will not have a material adverse effect on the Company's financial statements.

LITIGATION

The Company is a defendant in various lawsuits arising in the normal course of business. Management believes that the resolution of these pending claims and legal proceedings will not have a material adverse effect on the Company's financial statements.

OBLIGATIONS UNDER FIRM COMMITMENTS

The Company has commitments for firm pipeline capacity under contracts with pipeline companies that expire at various dates through the year 2006. These agreements provide for payments of an annual demand or reservation charge. The Company recovers such fixed charges in rates. Estimated minimum commitments as of December 31, 1995 are as follows: 1996 - $258 million, 1997 - $222 million, 1998 - $244 million, 1999 - $244 million, 2000 - $244 million, after 2000 -
$1,327 million.

OTHER COMMITMENTS AND CONTINGENCIES

At December 31, 1995, commitments for capital expenditures were approximately $27 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.   LEASES

The Company has leases on real and personal property expiring at various dates from 1996 to 2011. The rentals payable under these leases are determined on both fixed and percentage bases and most leases contain options to extend which are exercisable by the Company.

Rental expense under operating leases was $45 million, $42 million and $39 million in 1995, 1994 and 1993, respectively.

The following is a schedule of future minimum operating lease commitments as of December 31, 1995:

                                                            Future Minimum
     (Thousands of Dollars)                                 Lease Payments
     ---------------------------------------------------------------------
     Year Ending December 31:

     1996                                                         $ 31,739
     1997                                                           32,708
     1998                                                           29,584
     1999                                                           29,909
     2000                                                           30,511
     Later years                                                   271,833
                                                                  --------
       Total                                                      $426,284
                                                                  --------
                                                                  --------

6.   COMPENSATING BALANCES AND SHORT-TERM BORROWING ARRANGEMENTS

The Company has a $650 million multi-year credit agreement requiring annual fees of .075%. The interest rate on this line varies and is derived from formulas based on market rates and the Company's credit ratings. The multi-year credit agreement expires on February 8, 2001. At December 31, 1995, the bank line of credit was unused. The unused bank line of credit provides backing for the Company's commercial paper program.

At December 31, 1995 and 1994, the Company had $415 million and $524 million, respectively, of commercial paper obligations outstanding. The weighted average annual interest rate of commercial paper obligations outstanding was 5.66% and 5.96% at December 31, 1995 and 1994, respectively. At December 31, 1995, the Company has classified $181 million of the commercial paper as long-term debt since it is the Company's intent (supported by the $650 million multi-year credit agreement above) to continue to refinance that portion of the debt on a long-term basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.   LONG-TERM DEBT

                                                                                  December 31
                                                                         -------------------------
(Thousands of Dollars)                                                        1995          1994
--------------------------------------------------------------------------------------------------
FIRST MORTGAGE BONDS:
  6 1/2%  December 15, 1997                                                $ 125,000     $ 125,000
  5 1/4%  March 1, 1998                                                      100,000       100,000
  6 7/8%  August 15, 2002                                                    100,000       100,000
  5 3/4%  November 15, 2003                                                  100,000       100,000
  9 3/4%  December 1, 2020                                                                  18,435
  8 3/4%  October 1, 2021                                                    150,000       150,000
  7 3/8%  March 1, 2023                                                      100,000       100,000
  7 1/2%  June 15, 2023                                                      125,000       125,000
  6 7/8%  November 1, 2025                                                   175,000       175,000

OTHER LONG-TERM DEBT:
  4.69% Notes, June 16, 1995                                                                31,000
  8 3/4% Notes, August 4, 1995                                                              20,000
  5.03% - 5.05% Notes, August 28 - September 1, 1995                                        28,000
  5.81% - 5.85% Notes, December 1, 1995                                                      7,000
  8 3/4% Notes, July 8, 1996                                                  20,000        20,000
  5.98% Notes, August 28, 1997                                                22,000        22,000
  8 3/4% Notes, July 6, 2000                                                  10,000        10,000
  SFr. 150,000,000 7 1/2% Foreign Interest Payment Securities,
    May 14, 1996                                                              75,282        75,282
  SFr. 100,000,000 5 1/8% Bonds, February 6,1998 (foreign currency
    exposure hedged through currency swap at an interest rate of 9.725%)      47,250        47,250
  5.66% Commercial Paper, February 8, 2001                                   181,304       245,847
                                                                          ----------    ----------
  Total outstanding                                                        1,330,836     1,499,814
                                                                          ----------    ----------
Less:
  Payments due within one year                                                95,283        86,000
  Unamortized debt discount less premium                                      15,417        16,883
                                                                          ----------    ----------
                                                                             110,700       102,883
                                                                          ----------    ----------
Long-Term Debt                                                            $1,220,136    $1,396,931
                                                                          ----------    ----------
                                                                          ----------    ----------


The annual principal payment requirements of long-term debt for the years 1996, 1997, 1998 and 2000 are $95 million, $147 million, $147 million, and $10 million, respectively. No amounts are due in 1999. Substantially all of utility plant serves as collateral for the First Mortgage Bonds.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


CURRENCY RATE SWAPS

In February 1986, the Company issued SFr. 100 million of 5 1/8% bonds which will mature on February 6, 1998. The Company has entered into a swap transaction with a major international bank to hedge the currency exposure. The terms of the swap result in a U.S. dollar liability of $47 million at an interest rate of 9.725% with the principal payable on February 6, 1998.

In May 1986, the Company issued SFr. 150 million of 7 1/2% Foreign Interest Payment Securities which are renewable at 10-year intervals at reset interest rates. Interest is payable in U.S. dollars. The principal was exchanged into $75 million at an exchange rate of 1.9925, which is also the minimum rate of exchange for determining the amount of principal repayable in Swiss francs.

8.   FINANCIAL INSTRUMENTS

The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of those instruments. The Flexible Auction preferred stocks of the Company approximate fair value since they are remarketed periodically. The carrying amount of the currency swaps approximates fair value.

The fair value of the Company's long-term debt, 6% preferred, 6% Series A preferred and 7 3/4% preferred stock is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of similar remaining maturities. The fair value of these financial instruments is different from the carrying amount.

The following financial instruments have a fair value which is different from the carrying amount as of December 31.

                                          1995                  1994
                               -------------------------------------------
                                  Carrying     Fair     Carrying     Fair
      (Dollars in Millions)        Amount     Value      Amount     Value
      --------------------------------------------------------------------
      Long-Term Debt               $1,315     $1,278     $1,483     $1,377
      Preferred Stocks             $   97     $   93     $   97     $   78

As a result of the GCIM (See Note 2), the Company enters into a certain amount of gas futures contracts in the open market with the intent of reducing gas costs within the GCIM tolerance band. The Company policy is to use gas futures contracts to mitigate risk and better manage gas costs. The CPUC has approved the use of gas futures for managing risk associated with the GCIM. For the year ended December 31, 1995, gains or losses from gas futures contracts are not material to the Company's financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.   CAPITAL STOCK

The amount of capital stock outstanding at December 31 is as follows:

                                           December 31, 1995        December 31, 1994
                                    ----------------------------------------------------
                                         Number       Thousands     Number     Thousands
                                        of Shares    of Dollars    of Shares   of Dollars
                                    ------------------------------------------------------
PREFERRED STOCK:
  cumulative, voting (a)(b)(c):
    6%, $25 par value                       79,011    $  1,975        79,011    $  1,975
    6%, Series A, $25 par value            783,032      19,576       783,032      19,576
    Series Preferred, no par value
      Flexible Auction, Series A               500      50,000           500      50,000
      Flexible Auction, Series C               500      50,000           500      50,000
      7 3/4%, $25 Stated Value           3,000,000      75,000     3,000,000      75,000
                                                      --------                  --------
        Total                                         $196,551                  $196,551
                                                      --------                  --------
                                                      --------                  --------
PREFERENCE STOCK - cumulative, voting,
  no par value (a)(c)
COMMON STOCK - no par value (a)(c)      91,300,000    $834,889     91,300,000   $834,889
                                                      --------                  --------
                                                      --------                  --------


(a)  The Company's Articles of Incorporation authorize the following stocks:
100 million shares of Common Stock; 160,000 shares of 6% Preferred Stock; 840,000 shares of 6% Preferred Stock, Series A; 5 million shares of Series Preferred Stock and 5 million shares of Preference Stock.

(b) Each issue of the Flexible Auction Series Preferred Stock is auctioned on specified dividend dates. The term of each subsequent dividend period is, at the Company's option, 49 days or longer, not to exceed ten years. The weighted average dividend rates for the Flexible Auction Preferred Stock for 1995, 1994 and 1993 were: Series A, 4.80%, 3.40% and 2.67%, respectively;
and for Series C, 4.18%, 3.33% and 2.75%, respectively. Subsequent dividend rates may be affected by general market conditions and the credit rating assigned to the Flexible Auction Series Preferred Stock. The Company has the option of redeeming the shares, in whole or in part, at $100,000 per share plus accumulated dividends on any scheduled dividend payment date.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.  TRANSACTIONS WITH AFFILIATES

Pacific Interstate Transmission Company, Pacific Interstate Offshore Company and Pacific Offshore Pipeline Company, subsidiaries of the Parent and gas supply affiliates of the Company, sell and transport gas to the Company under tariffs approved by the Federal Energy Regulatory Commission. During 1995, 1994 and 1993, billings for such gas purchases totaled $141 million, $215 million, and $344 million, respectively. The Company has long-term gas purchase and transportation agreements with the affiliates extending through the year 2003 requiring certain minimum payments which allow the affiliates to recover the construction cost of their facilities. The Company is obligated to make minimum annual payments to cover the affiliates' operation and maintenance expenses, demand charges paid to their suppliers, current taxes other than income taxes, and debt service costs, including interest expense and scheduled retirement of debt. These long-term agreements were restructured in conjunction with the Comprehensive Settlement previously discussed (see Note 2).

11.  PENSION, POSTRETIREMENT AND OTHER EMPLOYEE BENEFIT PLANS

PENSION PLAN

The Company has a noncontributory defined benefit pension plan covering substantially all of its employees. Benefits are based on an employee's years of service and compensation during his or her last years of employment. The Company's policy is to fund the plan annually at a level which is fully deductible for federal income tax purposes and as necessary on an actuarial basis to provide assets sufficient to meet the benefits to be paid to plan members.

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

Pension expense was as follows:

                                                            Year Ended December 31
                                                     -------------------------------------
(Thousands of Dollars)                                  1995         1994         1993
------------------------------------------------------------------------------------------
Service cost - benefits earned during the period     $  26,038     $  33,627    $  31,828
Interest cost on projected benefit obligation           84,392        80,741       78,727
Actual return on plan assets                          (315,420)       (2,631)    (153,293)
Net amortization and deferral                          210,594       (94,173)      54,816
                                                     -------------------------------------
Net periodic pension cost                                5,604        17,564       12,078
Special early retirement program                        18,011        11,790       17,546
Regulatory adjustment                                    4,582        (1,878)         919
                                                     -------------------------------------
  Total pension expense                              $  28,197     $  27,476    $  30,543
                                                     -------------------------------------
                                                     -------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A reconciliation of the plan's funded status to the pension liability recognized in the Consolidated Balance Sheet is as follows:

                                                                                       December 31
                                                                               --------------------------
(Thousands of Dollars)                                                             1995           1994
---------------------------------------------------------------------------------------------------------
Actuarial present value of pension benefit obligations
  Accumulated benefit obligation, including $956,990 and $751,852
    in vested benefits at December 31, 1995 and 1994, respectively             $ 1,083,052    $   844,762
  Effect of future salary increases                                                270,530        203,995
                                                                               --------------------------
Projected benefit obligation                                                     1,353,582      1,048,757
Less: plan assets at fair value, primarily publicly traded common
  stocks and equity pooled funds                                                (1,492,891)    (1,237,747)
Unrecognized net gain                                                              185,932        234,372
Unrecognized prior service cost                                                    (40,608)       (35,761)
Unrecognized transition obligation                                                  (4,635)        (5,143)
                                                                               --------------------------
Accrued pension liability included in the Consolidated Balance Sheet           $     1,380     $    4,478
                                                                               --------------------------
                                                                               --------------------------
Deferred pension charge included in the Consolidated Balance Sheet             $    (1,813)    $   (1,489)
                                                                               --------------------------
                                                                               --------------------------
The plans' major actuarial assumptions include:
   Weighted average discount rate                                                     6.85%          8.00%
   Rate of increase in future compensation levels                                     5.00%          5.00%
   Expected long-term rate of return on plan assets                                   8.00%          8.00%


POSTRETIREMENT BENEFIT PLANS

In 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS 106). SFAS 106 requires the accrual of the cost of certain postretirement benefits other than pensions over the active service period of the employee. The Company previously recorded these costs when paid or funded. In accordance with SFAS 106, the Company elected to allow amortization the unfunded transition obligation of $256 million over 20 years. The CPUC in late 1992 authorized SFAS 106 amounts to be recovered in rates.

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

The Company's postretirement benefit plans currently provide medical and life insurance benefits to qualified retirees. The Company's policy is to fund these benefits at a level which is fully tax deductible for federal income tax purposes, not to exceed amounts recoverable in rates for regulated companies, and as necessary on an actuarial basis to provide assets sufficient to be paid to plan participants.

Separate trusts for each of the plans have been established exclusively for the benefit payments of each plan. Some of the plans' funds are commingled with the pension funds by the trustee for investment purposes but are accounted for separately per plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The net periodic postretirement benefit expense was as follows:


                                                                  Year Ended December 31
                                                          -------------------------------------
(Thousands of Dollars)                                     1995            1994           1993
-----------------------------------------------------------------------------------------------
Service cost - benefits earned during the period          $12,363        $13,122        $11,917
Interest cost on projected benefit obligation              29,089         26,464         26,848
Actual return on plan assets                              (36,172)        (1,487)       (10,076)
Net amortization and deferral                              35,006          2,561         15,205
                                                          -------------------------------------
Net periodic postretirement benefit cost                   40,286         40,660         43,894
Regulatory adjustment                                      (1,378)        (2,887)
                                                          -------------------------------------
       Total postretirement benefit expense               $38,908        $37,773        $43,894
                                                          -------------------------------------
                                                          -------------------------------------

A reconciliation of the plan's funded status to the postretirement liability recognized in the Consolidated Balance Sheet is as follows:




                                                                                                    December 31
                                                                                           -----------------------------
(Thousands of Dollars)                                                                        1995                1994
------------------------------------------------------------------------------------------------------------------------
Accumulated postretirement benefit obligation:
    Retirees                                                                               $ 176,278           $ 160,066
    Fully eligible active plan participants                                                  228,456             174,440
    Other active plan participants                                                            21,301              17,012
                                                                                           -----------------------------
                                                                                             426,035             351,518

Less: plan assets at fair value, primarily publicly traded common stocks                    (209,990)           (144,304)
Unrecognized net transition obligation and equity pooled funds                              (217,266)           (230,047)
Unrecognized net pension service cost                                                         15,050              16,342
Unrecognized net gain (loss)                                                                 (15,207)              3,612
                                                                                           -----------------------------
Prepaid postretirement benefit asset included in the Consolidated Balance Sheet            $  (1,378)          $  (2,879)
                                                                                           -----------------------------
                                                                                           -----------------------------
Deferred postretirement benefit charge included in the Consolidated Balance Sheet          $  (1,378)          $  (2,887)
                                                                                           -----------------------------
                                                                                           -----------------------------
The plan's major actuarial assumptions include:
    Health care cost trend rate                                                                 7.50%               8.00%
    Weighted average discount rate                                                              6.85%               8.00%
    Rate of increase in future compensation levels                                              5.00%               5.00%
    Expected long-term rate of return on plan assets                                            8.00%               8.00%


The assumed health care cost trend rate is 7.5% for 1996. The trend rate is expected to decrease from 1996 to 1998 with a 6.5% ultimate trend rate thereafter. The effect of a one-percentage-point increase in the assumed health care cost trend rate for each future year is $8.1 million on the aggregate of the service and interest cost components of net periodic postretirement cost for 1995 and $60.1 million on the accumulated postretirement benefit obligation at December 31, 1995. The estimated income tax rate used in the return on plan assets is zero since the assets are invested in tax exempt funds.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

POSTEMPLOYMENT BENEFITS

At December 31, 1992, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (SFAS
112). SFAS 112 requires the accrual of the obligation to provide benefits to former or inactive employees after employment but before retirement. There was no impact on earnings since these costs are currently recovered in rates as paid, and as such, have been reflected as a regulatory asset. At December 31, 1995 and 1994 the liability was $45 million and $49 million, respectively, and represents primarily workers compensation and disability benefits.

RETIREMENT SAVINGS PLAN

Upon completion of one year of service, all employees of the Company and certain subsidiaries are eligible to participate in the Company's retirement savings plan administered by bank trustees. Employees may contribute from 1% to 14% of their regular earnings. The Company generally contributes an amount of cash or a number of shares of the Company's common stock of equivalent fair market value which, when added to prior forfeitures, will equal 50% of the first 6% of eligible base salary contributed by employees. The employees' contributions, at the direction of the employees, are primarily invested in the Company's common stock, mutual funds or guaranteed investment contracts. In 1993, 1994 and 1995 the Company's contributions were partially funded by the Pacific Enterprises Employee Stock Ownership Plan and Trust. The Company's compensation expense was $7 million in 1995, $8 million in 1994 and $9 million in 1993.

STATEMENT OF MANAGEMENT RESPONSIBILITY FOR CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements have been prepared by management. The integrity and objectivity of these financial statements and the other financial information in the Annual Report, including the estimates and judgments on which they are based, are the responsibility of management. The financial statements have been audited by Deloitte & Touche LLP, independent certified public accountants, appointed by the Board of Directors. Their report is shown on page 44. Management has made available to Deloitte & Touche LLP all of the Company's financial records and related data, as well as the minutes of shareholders' and directors' meetings.

Management maintains a system of internal accounting control which it believes is adequate to provide reasonable, but not absolute, assurance that assets are properly safeguarded and accounted for, that transactions are executed in accordance with management's authorization and are properly recorded and reported, and for the prevention and detection of fraudulent financial reporting. Management monitors the system of internal control for compliance through its own review and a strong internal auditing program which also independently assesses the effectiveness of the internal controls. In establishing and maintaining internal controls, the Company exercises judgment in determining whether the benefits to be derived justify the costs of such controls.

Management acknowledges its responsibility to provide financial information (both audited and unaudited) that is representative of the Company's operations, reliable on a consistent basis, and relevant for a meaningful financial assessment of the Company. Management believes that the control process enables them to meet this responsibility.

Management also recognizes its responsibility for fostering a strong ethical climate so that the Company's affairs are conducted according to the highest standards of personal and corporate conduct. This responsibility is characterized and reflected in the Company's code of corporate conduct, which is publicized throughout the Company. The Company maintains a systematic program to assess compliance with this policy.

The Board of Directors has an Audit Committee composed solely of directors who are not officers or employees. The Committee recommends for approval by the full Board the appointment of the independent auditors. The Committee meets regularly with management, with the Company's internal auditors, and with the independent auditors. The independent auditors and the internal auditors periodically meet alone with the Audit Committee and have free access to the Audit Committee at any time.




Warren I. Mitchell,
President



Larry J. Dagley,
Senior Vice President and Chief Financial Officer

January 31, 1996

INDEPENDENT AUDITORS, REPORT

Southern California Gas Company:

We have audited the consolidated financial statements of Southern California Gas Company and subsidiaries (pages 25 to 42) as of December 31, 1995 and 1994, and for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southern California Gas Company and its subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.









DELOITTE & TOUCHE LLP

Los Angeles, California
January 31, 1996

                             QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                          1995
                                    ------------------------------------------------
THREE MONTHS ENDED                      MARCH 31    JUNE 30    SEPT. 30     DEC. 31
------------------------------------------------------------------------------------
(THOUSANDS OF DOLLARS)
OPERATING REVENUES                      $604,690    $579,559    $505,292    $589,767

NET OPERATING REVENUE                   $ 73,272    $ 73,880    $ 71,499    $ 81,180

NET INCOME                              $ 51,049    $ 53,025    $ 50,650    $ 60,109

NET INCOME APPLICABLE TO COMMON STOCK   $ 48,121    $ 50,107    $ 47,762    $ 57,230





                                                          1994
                                    ------------------------------------------------
THREE MONTHS ENDED                      MARCH 31    JUNE 30    SEPT. 30     DEC. 31
------------------------------------------------------------------------------------
(THOUSANDS OF DOLLARS)
OPERATING REVENUES                      $689,154    $630,298    $567,929   $699,143

NET OPERATING REVENUE                   $ 67,598    $ 68,094    $ 67,575   $ 75,360

NET INCOME                              $ 43,949    $ 45,788    $ 45,197   $ 55,579

NET INCOME APPLICABLE TO COMMON STOCK   $ 41,509    $ 43,223    $ 42,532   $ 52,781




                      ITEM 9.  CHANGES IN AND DISAGREEMENTS
                         WITH ACCOUNTANTS ON ACCOUNTING
                            AND FINANCIAL DISCLOSURE

               None.



                                    PART III

          ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this Item with respect to the Company's directors is set forth under the caption "Election of Directors" in the Company's Information Statement for its Annual Meeting of Shareholders scheduled to be held on May 2, 1996. Such information is incorporated herein by reference.

          Information required by this Item with respect to the Company's executive officers is set forth in Item 1 of this Annual Report.

                       ITEM 11.  EXECUTIVE COMPENSATION


          Information required by this Item is set forth under the caption "Election of Directors" and "Executive Compensation" in the Company's Information Statement for its Annual Meeting of Shareholders scheduled to be held on May 2, 1996. Such information is incorporated herein by reference.

                     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT


          Information required by this Item is set forth under the caption "Election of Directors" in the Company's Information Statement for its Annual Meeting of Shareholders scheduled to be held on May 2, 1996. Such information is incorporated herein by reference.

                   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED
                                 TRANSACTIONS


          None.

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





(a)  Documents filed as part of this report:

1.   CONSOLIDATED FINANCIAL STATEMENTS (SET FORTH IN

     ITEM 8 OF THIS ANNUAL REPORT ON FORM 10-K):

     1.01    Report of Deloitte & Touche LLP,
             Independent Certified Public Accountants.

     1.02    Statement of Consolidated
             Income for the years ended
             December 31, 1995, 1994 and 1993.

     1.03    Consolidated Balance Sheet at December 31,
             1995 and 1994.

     1.04    Statement of Consolidated Cash Flows
             for the years ended December 31, 1995,
             1994 and 1993.

     1.05    Statement of Consolidated Shareholders'
             Equity for the years ended December 31, 1995, 1994, 1993 and 1992.

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

27.  FINANCIAL DATA SCHEDULE

     27.01  Financial Data Schedule.

(b)  REPORTS ON FORM 8-K:

                    The following report on Form 8-K was filed during the last quarter of 1995.

     REPORT DATE                             ITEM REPORTED
     -----------                             -------------

     October 31, 1995                           Item 5

_________________________

     NOTE: Exhibits referenced to the following notes were filed with the documents cited below under the exhibit or annex number following such reference. Such exhibits are incorporated herein by reference.

   Note
 Reference               Document
 ---------               --------

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

                              SOUTHERN CALIFORNIA GAS COMPANY



                                   By:    WARREN I. MITCHELL /s/
                                   -----------------------------
                                   Name:  Warren I. Mitchell
                                   Title: President

                                   Dated: March 20, 1996

          Each person whose signature appears below hereby authorizes Warren I. Mitchell, Larry J. Dagley, Ralph Todaro, and each of them, severally, as attorney-in-fact, to sign on his or her behalf, individually and in each capacity stated below, and file all amendments to this Annual Report.

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                        Title                       Date
---------                         -----                       -----

WARREN I. MITCHELL /s/            President                   March 20, 1996
------------------------          (Principal Executive
(Warren I. Mitchell)              Officer)


LARRY J. DAGLEY /s/               Senior Vice President and   March 20, 1996
------------------------          Chief Financial Officer
(Larry J. Dagley)                 (Principal Financial
                                  Officer)


RALPH TODARO /s/                  Vice President and          March 20, 1996
------------------------          Controller
(Ralph Todaro)                    (Principal Accounting
                                  Officer)


HYLA H. BERTEA /s/                Director                    March 20, 1996
------------------------
(Hyla H. Bertea)


HERBERT L. CARTER /s/             Director                    March 20, 1996
------------------------
(Herbert L. Carter)


 RICHARD D. FARMAN /s/             Director                   March 20, 1996
------------------------
(Richard D. Farman)


WILFORD D. GODBOLD, JR. /s/       Director                    March 20, 1996
------------------------
(Wilford D. Godbold, Jr.)


IGNACIO E. LOZANO, JR. /s/        Director                    March 20, 1996
------------------------
(Ignacio E. Lozano, Jr.)


HAROLD M. MESSMER, JR. /s/        Director                    March 20, 1996
------------------------
(Harold M. Messmer, Jr.)


PAUL A. MILLER /s/                Director                    March 20, 1996
------------------------
(Paul A. Miller)


RICHARD J. STEGEMEIER /s/         Director                    March 20, 1996
------------------------
(Richard J. Stegemeier)


DIANA L. WALKER /s/               Director                    March 20, 1996
------------------------
(Diana L. Walker)


WILLIS B. WOOD, JR. /s/           Director                    March 20, 1996
------------------------
(Willis B. Wood, Jr.)