Form 10-Q
period 1996-03-31
SOUTHERN CALIFORNIA GAS CO
filed 1996-05-07
CIK 92108

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

       [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended            March 31, 1996
                              --------------------------------------------

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

Yes  X    No
    ---

The number of shares of common stock outstanding on March 31, 1996 was 91,300,000.


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

               SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARY
                 CONDENSED STATEMENT OF CONSOLIDATED INCOME
                           (Thousands of Dollars)

                                          Three Months Ended
                                               March 31
                                         --------------------
                                           1996        1995
                                         -------     --------
                                              (Unaudited)

Operating Revenues                       $619,840     $604,690
                                         --------     --------
Operating Expenses:
  Cost of gas distributed                 249,967      231,690
  Operation and maintenance               156,773      169,541
  Depreciation                             60,327       58,978
  Income taxes                             44,366       40,935
  Other taxes and franchise
   payments                                29,466       30,274
                                         --------     --------
     Total                                540,899      531,418
                                         --------     --------
Net Operating Revenue                      78,941       73,272
                                         --------     --------
Other Income and (Deductions):
  Interest income                             318        1,597
  Regulatory  interest                        552        1,637
  Allowance for equity funds used
   during construction                      1,700          635
  Income taxes on non-operating
   income                                     (19)         184
  Other - net                              (1,518)      (1,734)
                                         --------      -------
     Total                                  1,033        2,319
                                         --------      -------
Interest Charges and (Credits):
  Interest on long-term debt               20,551       22,256
  Other interest                            3,415        2,653
  Allowance for borrowed funds
   used during construction                  (978)        (367)
                                         --------      -------
     Total                                 22,988       24,542
                                         --------      -------
Net Income                                 56,986       51,049
Dividends on Preferred Stock                2,807        2,928
                                         --------      -------
Net Income Applicable to
 Common Stock                            $ 54,179     $ 48,121
                                         ========     ========

See Notes to Condensed Consolidated Financial Statements.

              SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARY
                   CONDENSED CONSOLIDATED BALANCE SHEET
                                   ASSETS
                           (Thousands of Dollars)

                                               March 31       December 31
                                                 1996             1995
                                             -----------      -----------
                                              (Unaudited)

Utility Plant                                  $5,841,825      $5,807,940
  Less accumulated depreciation                 2,647,625       2,594,713
                                               ----------      ----------
      Utility plant - net                       3,194,200       3,213,227
                                               ----------      ----------

Current Assets:
  Cash and cash equivalents                        45,236          12,611
  Accounts and notes receivable (less
    allowance for doubtful receivables of
    $16,256 in 1996 and $13,456 in 1995)          418,256         398,515
  Regulatory accounts receivable                  101,064         260,573
  Deferred income taxes                            37,087          25,953
  Gas in storage                                    3,508          54,782
  Materials and supplies                           14,995          14,504
  Prepaid expenses                                 18,217          32,593
                                               ----------      ----------
        Total current assets                      638,363         799,531
                                               ----------      ----------
Regulatory Assets                                 441,143         449,521
                                               ----------      ----------
        Total                                  $4,273,706      $4,462,279
                                               ==========      ==========




See Notes to Condensed Consolidated Financial Statements.

               SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARY
                    CONDENSED CONSOLIDATED BALANCE SHEET
                        CAPITALIZATION AND LIABILITIES
                           (Thousands of Dollars)

                                                March 31         December 31
                                                  1996               1995
                                              ------------       -----------
                                               (Unaudited)

Capitalization:
  Common equity:
      Common stock                             $  834,889         $  834,889
      Retained earnings                           608,279            613,445
                                               ----------         ----------
        Total common equity                     1,443,168          1,448,334
  Preferred stock                                 146,551            196,551
  Long-term debt                                1,200,737          1,220,136
                                               ----------         ----------
         Total capitalization                   2,790,456          2,865,021
                                               ----------         ----------

Current Liabilities:
  Short-term debt                                  83,817            233,817
  Accounts payable                                314,349            418,570
  Accounts payable-affiliates                      20,699              9,734
  Accrued taxes and franchise payments            121,976             45,933
  Long-term debt due within one year               95,283             95,283
  Accrued interest                                 53,734             43,480
  Other accrued liabilities                        77,360             50,678
                                               ----------         ----------
        Total current liabilities                 767,218            897,495
                                               ----------         ----------

Deferred Credits:
  Customer advances for construction               46,715             47,029
  Deferred income taxes                           421,404            404,308
  Deferred investment tax credits                  66,236             66,983
  Other deferred credits                          181,677            181,443
                                               ----------         ----------
        Total deferred credits                    716,032            699,763
                                               ----------         ----------
        Total                                  $4,273,706         $4,462,279
                                               ==========         ==========

See Notes to Condensed Consolidated Financial Statements.

               SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARY
               CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
                           (Thousands of Dollars)

                                                   Three Months Ended
                                                        March 31
                                               ---------------------------
                                                  1996              1995
                                                 ------            ------
                                                        (Unaudited)

Cash Flows From Operating Activities:
  Net income                                   $  56,986         $  51,049
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation                                 60,327            58,978
     Deferred income taxes                         3,795             7,396
     Other                                           (61)           (1,355)
  Net change in other working capital
    components                                   230,567           278,733
                                               ---------         ---------
      Net cash provided by operating
       activities                                351,614           394,801
                                               ---------         ---------

Cash Flows from Investing Activities:
  Expenditures for utility plant                 (42,066)          (39,765)
  Decrease in other assets                         2,679            13,456
                                               ---------         ---------
      Net cash used in investing activities      (39,387)          (26,309)
                                               ---------         ---------

Cash Flows from Financing Activities:
  Dividends paid                                 (60,203)          (33,970)
  Decrease in long-term debt                     (19,399)          (11,267)
  Decrease in short-term debt                   (150,000)         (194,384)
  Redemption of preferred stock                  (50,000)
                                               ---------         ---------
     Net cash used in financing
      activities                                (279,602)         (239,621)
                                               ---------         ---------

Increase in Cash and Cash Equivalents             32,625           128,871
Cash and Cash Equivalents, January 1              12,611            57,531
                                               ---------         ---------
Cash and Cash Equivalents, March 31            $  45,236         $ 186,402
                                               =========         =========
Supplemental Disclosure of Cash Flow Information:
  Cash paid (refunded) during the period:
      Interest (net of amount capitalized)     $  11,864         $  26,381
                                               =========         =========
      Income Taxes                             $ (22,782)        $  56,243
                                               =========         =========

See Notes to Condensed Consolidated Financial Statements.

               SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARY
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. SUMMARY OF ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements have been prepared in accordance with the interim period reporting requirements of Form 10-Q. Reference is made to the Form 10-K for the year ended December 31, 1995 for additional information.

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


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the Condensed Consolidated Financial Statements contained in this Form 10-Q and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's 1995 Form 10-K.

Southern California Gas Company (Company) is a subsidiary of Pacific Enterprises (Parent). The Company, a public utility, provides natural gas distribution, transmission and storage in a 23,000-square-mile service area in southern California and part of central California. Company markets are separated into core customers and noncore customers. Core customers consist of approximately 4.7 million customers (4.5 million residential and 200,000 small commercial and industrial customers). The noncore market consists of approximately 1,600 large customers which include 8 utility electric generation, 3 wholesale, and the remainder large commercial and industrial customers. The Company is regulated by the California Public Utilities Commission (CPUC). It is the responsibility of the CPUC to determine that utilities operate in the best interest of the customers with the opportunity to earn a reasonable return on investment.


RESULTS OF OPERATIONS

Net income for the three months ended March 31, 1996 increased by $5.9 million compared to the same period in 1995. The Company's earnings increased primarily due to lower operating expenses including a $5.6 million after-tax settlement from a group of gas producers for damages incurred to Company and customer equipment resulting from impure gas supplies, and partially offset by the decrease in authorized rate of return on common equity to 11.6 percent in 1996 from 12.0 percent in 1995.

Operating revenues for the three months ended March 31, 1996 increased $15 million when compared to the same period in 1995. Cost of gas distributed for the three months ended March 31, 1996 increased $18 million when compared to the same period in 1995. In 1996, the average unit cost of gas increased slightly as a result of higher market prices for gas purchased for core customers resulting in increased revenue from 1995 levels. Under the current regulatory framework, changes in revenue resulting from changes in core volumes and cost of gas delivered to the core market do not affect net income. Noncore volumes and revenues decreased in the UEG market from the levels in 1995 due to the availability of inexpensive hydrogenerated electricity. This has not impacted net income because noncore revenue was not below the levels used in accounting for the effects of the 1993 Comprehensive Settlement.

Operation and maintenance expense for the three months ended March 31, 1996, decreased $13 million when compared to the same period in 1995. The decrease is primarily due to the $9.5 million pre-tax ($5.6 million after-tax) settlement from gas producers (described above).


RECENT CPUC REGULATORY ACTIVITY

Under the Gas Cost Incentive Mechanism (GCIM), the Company can recover all costs in excess of the benchmark to the extent they fall within a tolerance band which extends to 4 percent above the benchmark. If the Company's cost of gas exceeds the tolerance level, then the excess costs are shared equally between customers and shareholders. All savings from gas purchased below the benchmark are shared equally between customers and shareholders. For the second year of the program ended March 31, 1996, gas purchase costs were below the benchmark.

The Company enters into gas futures contracts in the open market on a limited basis. The Company's intention is to use gas futures contracts to mitigate risk and better manage gas costs. The CPUC has approved the use of gas futures for managing risk associated with the GCIM.


FACTORS INFLUENCING FUTURE PERFORMANCE. Under current ratemaking policies, future Company net income and cash flow will be determined primarily by the allowed rate of return on common equity, changes to authorized ratebase, noncore market pricing and the variance in gas volumes delivered to noncore customers versus CPUC-adopted forecast deliveries and the ability of management to control expenses and investment in line with the amounts authorized by the CPUC to be collected in rates.

Future regulatory restructuring, increased competitiveness in the industry (including the continuing threat of customers bypassing the Company's system and obtaining service directly from interstate pipelines) and the electric industry restructuring could also affect the Company's future performance. The Company has filed a "Performance Based Regulation" (PBR) application with the CPUC to replace the general ratecase and certain other regulatory proceedings. This new approach would maintain cost based rates, but would link financial performance with changes in productivity. If approved, PBR would be implemented some time after January 1, 1997.

In 1995, the CPUC issued a decision to restructure California electric utility regulation. While there is no immediate effect on operations, future volumes of natural gas transported by SoCalGas for the electric utilities could be adversely affected by increased use of electricity generated by out-of-state producers.

The Company's earnings for 1996 will be affected by the decrease in the authorized rate of return on common equity, reflecting the overall decrease in cost of capital. For 1996, the Company is authorized to earn a rate of return on ratebase of 9.42 percent and a rate of return on common equity of
11.60 percent compared to 9.67 percent and 12.00 percent, respectively, in 1995. A change in return on equity of 1 percent (100 basis points) impacts net income by approximately $13 million. The CPUC has also authorized an increase in the equity component of the Company's capital structure to 47.4 percent in 1996 from 47.0 percent in 1995. The 40 basis point increase in the equity component should add between $1 million to $2 million to earnings. Rate base is expected to decline slightly from the level in 1995.

The Company's earnings for 1996 will continue to be favorably impacted by the completion of a realignment of the Company into two business units effective July 1995. Improvements in earnings that would otherwise result from these cost savings will be partially offset by the 3 percent productivity adjustment for 1996 authorized by the CPUC.

As discussed in the 1995 Form 10-K, existing interstate pipeline capacity into California exceeds current demand by over 1 billion cubic feet per day. However, the Federal Energy Regulatory Commission (FERC) has approved a settlement with Transwestern which calls for firm customers, including the Company, to subsidize unsubscribed pipeline costs for a five-year period with Transwestern assuming full responsibility after that time. A settlement was also reached with El Paso, in which customers, including the Company, will pay for a portion of the unused capacity. The customers may also receive credits from El Paso for unused capacity sold. The settlement is for a ten-year period and is awaiting approval by the FERC.

Most field, clerical and technical employees of the Company are represented by the Utility Workers' Union of America or the International Chemical

Workers' Union. Agreements covering these approximately 5,200 employees relating to benefits expired in 1995 and an agreement covering wages, hours and working conditions expired on March 31, 1996. Negotiations related to new contracts are ongoing.

For additional information, see the discussion under the caption "Management Discussion and Analysis - Factors Influencing Future Performance" in the Company's 1995 Form 10-K.


CAPITAL EXPENDITURES. For the three months ended March 31, 1996 and 1995, capital expenditures were $42 and $40 million, respectively. Capital expenditures for utility plant are expected to be $225 million in 1996 and will be financed primarily by internally-generated funds.


LIQUIDITY

Regulatory accounts receivable decreased $160 million reflecting the recovery through rates of amounts undercollected in prior years. As a result of earnings and collections or regulatory accounts receivable, the cash flows generated were available for additional cash requirements, primarily the payment of dividends to the Parent, repayment of commercial paper and repurchase of preferred stock.

During the first quarter, the Company redeemed $50 million of Series A Flexible Auction preferred stock. The Company also redeemed the remaining $50 million of Flexible Auction preferred stock (Series C) in April 1996.



                        PART II.  OTHER INFORMATION


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(b) There were no reports of Form 8-K filed during the quarter ended March 31, 1996.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



SOUTHERN CALIFORNIA GAS COMPANY
- -------------------------------
        (Registrant)


/s/ Ralph Todaro
- -------------------------------
Ralph Todaro
Vice President and Controller
(Chief Accounting Officer and
duly authorized signatory)


Date:  May 7, 1996