Form 10-Q
period 1996-06-30
SOUTHERN CALIFORNIA GAS CO
filed 1996-07-26
CIK 92108

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

       [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended            June 30, 1996
                              --------------------------------------------

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

Yes  X    No
    ---

The number of shares of common stock outstanding on June 30, 1996 was 91,300,000.


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

               SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARY
                 CONDENSED STATEMENT OF CONSOLIDATED INCOME
                           (Thousands of Dollars)

                                    Three Months Ended    Six Months Ended
                                           June 30              June 30
                                    -------------------   -----------------
                                      1996      1995        1996      1995
                                     ------    ------      ------    ------
                                                   (Unaudited)

Operating Revenues                  $497,100  $579,559  $1,116,940 $1,184,249
                                    --------  --------  ---------- ----------

Operating Expenses:
  Cost of gas distributed            143,683   182,155     393,650    413,845
  Operation and maintenance          190,575   204,797     347,348    374,338
  Depreciation                        62,771    59,348     123,098    118,326
  Income taxes                        26,457    39,029      70,823     79,964
  Other taxes and franchise
   payments                           19,522    20,350      48,988     50,624
                                    --------  --------  ---------- ----------
     Total                           443,008   505,679     983,907  1,037,097
                                    --------  --------  ---------- ----------
Net Operating Revenue                 54,092    73,880     133,033    147,152
                                    --------  --------  ---------- ----------
Other Income and (Deductions):
  Interest income                        488     3,223         806      4,820
  Regulatory  interest                   176       (55)        728      1,582
  Allowance for equity funds used
   during construction                 1,022       504       2,722      1,139
  Income taxes on non-operating
  income                                 (93)     (477)       (112)     (293)
  Other - net                         (2,663)   (1,309)     (4,181)   (3,043)
                                    --------  --------   --------- ----------
     Total                            (1,070)    1,886         (37)    4,205
                                    --------  --------   --------- ----------
Interest Charges and (Credits):
  Interest on long-term debt          19,691    22,195      40,242     44,451
  Other interest                       1,840       837       5,255      3,490
  Allowance for borrowed funds
   used during construction             (585)     (291)     (1,563)     (658)
                                    --------  --------   --------- ----------
     Total                            20,946    22,741      43,934     47,283
                                    --------  --------   --------- ----------
Net Income                            32,076    53,025      89,062    104,074
Dividends on Preferred Stock           1,868     2,918       4,675      5,846
                                    --------  --------   --------- ----------
Net Income Applicable to
 Common Stock                       $ 30,208  $ 50,107   $  84,387 $   98,228
                                    ========  ========   ========= ==========

See Notes to Condensed Consolidated Financial Statements.

              SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARY
                   CONDENSED CONSOLIDATED BALANCE SHEET
                                   ASSETS
                           (Thousands of Dollars)

                                                June 30       December 31
                                                 1996             1995
                                             -----------      -----------
                                              (Unaudited)

Utility Plant                                  $5,883,516      $5,807,940
  Less accumulated depreciation                 2,705,505       2,594,713
                                               ----------      ----------
      Utility plant - net                       3,178,011       3,213,227
                                               ----------      ----------

Current Assets:
  Cash and cash equivalents                             6          12,611
  Accounts and notes receivable (less
    allowance for doubtful receivables of
    $17,186 in 1996 and $13,456 in 1995)          285,337         398,515
  Regulatory accounts receivable                  157,281         260,573
  Income taxes receivable                           6,962
  Deferred income taxes                            63,709          25,953
  Gas in storage                                   20,732          54,782
  Materials and supplies                           16,225          14,504
  Prepaid expenses                                  9,239          32,593
                                               ----------      ----------
        Total current assets                      559,491         799,531
                                               ----------      ----------
Regulatory Assets                                 438,035         449,521
                                               ----------      ----------
        Total                                  $4,175,537      $4,462,279
                                               ==========      ==========









See Notes to Condensed Consolidated Financial Statements.

               SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARY
                    CONDENSED CONSOLIDATED BALANCE SHEET
                        CAPITALIZATION AND LIABILITIES
                           (Thousands of Dollars)

                                                 June 30         December 31
                                                  1996               1995
                                              ------------       -----------
                                               (Unaudited)

Capitalization:
  Common equity:
      Common stock                             $  834,889         $  834,889
      Retained earnings                           510,668            613,445
                                               ----------         ----------
        Total common equity                     1,345,557          1,448,334
  Preferred stock                                  96,551            196,551
  Long-term debt                                1,188,390          1,220,136
                                               ----------         ----------
         Total capitalization                   2,630,498          2,865,021
                                               ----------         ----------

Current Liabilities:
  Short-term debt                                 136,342            233,817
  Accounts payable                                387,309            418,570
  Accounts payable-affiliates                      87,490              9,734
  Accrued taxes and franchise payments             15,967             45,933
  Long-term debt due within one year               20,002             95,283
  Accrued interest                                 27,878             43,480
  Other accrued liabilities                       151,592             50,678
                                               ----------         ----------
        Total current liabilities                 826,580            897,495
                                               ----------         ----------

Deferred Credits:
  Customer advances for construction               45,940             47,029
  Deferred income taxes                           439,584            404,308
  Deferred investment tax credits                  65,490             66,983
  Other deferred credits                          167,445            181,443
                                               ----------         ----------
        Total deferred credits                    718,459            699,763
                                               ----------         ----------
        Total                                  $4,175,537         $4,462,279
                                               ==========         ==========

See Notes to Condensed Consolidated Financial Statements.

               SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARY
               CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
                           (Thousands of Dollars)

                                                     Six Months Ended
                                                         June 30
                                               ---------------------------
                                                  1996              1995
                                                 ------            ------
                                                        (Unaudited)

Cash Flows From Operating Activities:
  Net income                                   $  89,062         $ 104,074
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation                                123,098           118,326
     Deferred income taxes                         6,635            14,632
     Other                                       (18,421)            6,984
  Net change in other working capital
    components                                   301,436           284,705
                                               ---------         ---------
      Net cash provided by operating
       activities                                501,810           528,721
                                               ---------         ---------

Cash Flows from Investing Activities:
  Expenditures for utility plant                 (84,548)          (97,878)
  Decrease in other assets                          (225)           21,445
                                               ---------         ---------
      Net cash used in investing activities      (84,773)          (76,433)
                                               ---------         ---------

Cash Flows from Financing Activities:
  Dividends paid                                (125,140)         (101,711)
  Decrease in long-term debt                    (107,027)          (60,729)
  Decrease in short-term debt                    (97,475)         (194,384)
  Redemption of preferred stock                 (100,000)
                                               ---------         ---------
     Net cash used in financing
      activities                                (429,642)         (356,824)
                                               ---------         ---------

Increase in Cash and Cash Equivalents            (12,605)           95,464
Cash and Cash Equivalents, January 1              12,611            57,531
                                               ---------         ---------
Cash and Cash Equivalents, June 30             $       6         $ 152,995
                                               =========         =========
Supplemental Disclosure of Cash Flow Information:
  Cash paid (refunded) during the period:
      Interest (net of amount capitalized)     $  56,828         $  51,078
                                               =========         =========
      Income Taxes                             $ 124,123         $ 184,702
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

Results of operations for interim periods are not necessarily indicative of results for the entire year. In order to match revenues and costs for interim reporting purposes, the Southern California Gas Company (Company) defers revenue related to costs which are expected to be incurred later in the year. In the opinion of management, the accompanying statements reflect all adjustments which are necessary for a fair presentation. These adjustments are of a normal recurring nature. Certain changes in account classification have been made in the prior years' consolidated financial statements to conform to the 1996 financial statement presentation.


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


RESULTS OF OPERATIONS

Net income for the three and six months ended June 30, 1996 decreased by $20 million and $14 million, respectively, compared to the same periods in 1995.

Excluding non-recurring items (described below), results were approximately even with last year.

The Company's earnings decreased primarily due to a one-time non-cash charge of $26.6 million, after-tax, related to the Comprehensive Settlement of excess gas costs and other regulatory matters.

As part of the Comprehensive Settlement which resolved future excess gas cost issues, the CPUC ruled that rates charged to noncore customers for the five-year period ending August 1, 1999 will be based on actual volumes delivered in 1991. The Company was permitted to retain any revenue enhancements from throughput exceeding these levels subject to a crediting mechanism for revenues in excess of certain limits. The Company estimated the amount of these future revenue enhancements and applied them to reduce the 1993 charge for the Comprehensive Settlement.

As a result of continuing developments in the CPUC's regulatory restructuring of the electric utility industry, the Company now anticipates that throughput to noncore customers will decline from levels projected at the time of the Comprehensive Settlement. Consequently, it believes it will not realize the remaining revenue enhancements that were applied to offset the costs of the Comprehensive Settlement and has charged that amount to revenues resulting in a reduction in earnings of $26.6 million after-tax. In connection with the 1992 quasi-reorganization, the Parent established a reserve for excess gas costs and consequently, the charge to the Company's income has no effect on Pacific Enterprises' consolidated income. There was no quasi-reorganization for accounting purposes at the Company in 1992, since it is a regulated entity whose assets and liabilities, for the most part, are recorded on the basis of future rate recovery.

This reduction was partially offset by $13.6 million after-taxes, representing one-time favorable settlements. One settlement is from gas producers for damages incurred to Company and customer equipment as a result of impure gas supplies and the other reflects the resolution of environmental insurance claims which benefited earnings by $8.0 million.

In the first six months of 1996, noncore throughput fell below levels used by the CPUC in establishing rates as a result of UEG customers being able to purchase abundant, inexpensive hydro-generated electricity produced as a result of abnormally high snow and rainfall this winter. This negatively impacted net income by $5.1 million, after-tax. Also having a negative effect on earnings was the decrease in the rate of return on common equity from 12.0 percent in 1995 to 11.6 percent in 1996. Both of these were offset by reductions in operating and maintenance expenses.

The Company's operating revenues, excluding the adjustment for the Comprehensive Settlement (described above), for the three and six months ended June 30, 1996 decreased $35 million and $20 million, respectively, when compared to the same periods in 1995. Core revenues decreased compared to last year; however, under the current regulatory framework, changes in revenue resulting from changes in core volumes and cost of gas delivered to the core market do not affect net income. The Company is at risk for reductions in noncore volumes and revenues below those used by the CPUC in establishing rates; therefore, decreases in the UEG throughput due to the availability of inexpensive hydro-generated electricity, resulted in a $5.1 million negative impact on net income.

Operating and maintenance expenses for the three and six months ended June 30, 1996 decreased $14 million and $27 million, respectively, when compared to 1995. The decrease is primarily due to a $9.5 million pre-tax ($5.6 million after-tax) settlement from gas producers for damages incurred to Company and customer equipment resulting from impure gas supplies and other reductions in operating and maintenance expenses.


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

The Company's purchased gas costs were $12.4 million below the specified Gas Cost Incentive Mechanism (GCIM) benchmark for the period April 1995 to March 1996. A filing has been made with the CPUC requesting a $6.2 million reward for shareholders under the procurement portion of the incentive mechanism.

The Company enters into gas futures contracts in the open market on a limited basis. The Company's intention is to use gas futures contracts to mitigate risk and better manage gas costs. The CPUC has approved the use of gas futures for managing risk associated with the GCIM.


FACTORS INFLUENCING FUTURE PERFORMANCE. Under current ratemaking policies, future Company net income and cash flow will be determined primarily by the allowed rate of return on common equity, changes to authorized ratebase, noncore market pricing and the variance in gas volumes delivered to noncore customers versus those used by the CPUC in establishing rates and the ability of management to control expenses and investment in line with the amounts authorized by the CPUC to be collected in rates.

Future regulatory restructuring, increased competitiveness in the industry and the electric industry restructuring will also affect the Company's future performance. The Company has filed a "Performance Based Regulation" (PBR) application with the CPUC to replace the general rate case and certain other regulatory proceedings. This new approach would maintain cost based rates, but would link financial performance with changes in productivity. In May 1996, the Company submitted a supplemental PBR filing to the CPUC proposing that customer rates be reduced by approximately $61.2 million, or 4% from current levels. If approved, PBR would be implemented some time after January 1, 1997.

In March 1996, the Company filed its 1996 Biennial Cost Allocation Proceeding with the CPUC. In its filing, the Company is seeking a total rate reduction of $138 million. The rate reduction reflects amounts previously collected in rates, but not expended for conservation programs, research and development programs and purchased gas costs. A CPUC decision is expected in the fourth quarter.

The Company's earnings for 1996 are being affected by the decrease in the authorized rate of return on common equity, reflecting the overall decrease in cost of capital. For 1996, the Company is authorized to earn a rate of return on ratebase of 9.42 percent and a rate of return on common equity of
11.6 percent compared to 9.67 percent and 12.00 percent, respectively, in 1995. A change in return on equity of 1 percent (100 basis points) impacts net income by approximately $13 million. The CPUC has also authorized an increase in the equity component of the Company's capital structure to 47.4 percent in 1996 from 47.0 percent in 1995. The 40 basis point increase in the equity component should add between $1 million to $2 million to earnings. Rate base is expected to decline slightly from the level in 1995.

On May 8, 1996, the Company filed a request with the CPUC for the 1997 cost of capital. The Company requested an authorized return on common equity of
11.95 percent and 9.74 percent return on rate base. Also requested in the filing was a 60 basis point increase in its authorized common equity ratio to
48.0 percent. The CPUC is expected to issue its decision in the fourth quarter of 1996.

As discussed in the 1995 Form 10-K, existing interstate pipeline capacity into California exceeds current demand by over 1 billion cubic feet per day. Cost of unsubscribed capacity may be charged back to firm customers.
However, the Federal Energy Regulatory Commission (FERC) has approved a settlement with Transwestern which calls for firm customers, including the Company, to subsidize unsubscribed pipeline costs for a five-year period with Transwestern assuming full responsibility after that time. A settlement was also reached with El Paso, in which customers, including the Company, will pay for a portion of the unused capacity. The customers may also receive credits from El Paso for unused capacity sold. The settlement is for a ten-year period and is awaiting approval by the FERC.

Most field, clerical and technical employees of the Company are represented by the Utility Workers' Union of America or the International Chemical Workers' Union. An agreement covering these approximately 5,200 employees relating to wages, hours and working conditions expired on March 31, 1996. Negotiations related to a new contract are ongoing. In June, a union decertification petition was filed with the National Labor Relations Board
(NLRB) by members of the Company's unions. To date, the NLRB has not ruled on the petition or set a time for the decertification election.

For additional information, see the discussion under the caption "Management Discussion and Analysis - Factors Influencing Future Performance" in the Company's 1995 Form 10-K.


CAPITAL EXPENDITURES. For the six months ended June 30, 1996 and 1995, capital expenditures were $85 and $98 million, respectively. Capital expenditures for utility plant are expected to be $225 million in 1996 and will be financed primarily by internally-generated funds.


LIQUIDITY

Regulatory accounts receivable decreased $103 million reflecting the recovery through rates of amounts undercollected in prior years. Cash flows generated through earnings and collections of regulatory accounts receivable, were available for the payment of dividends to the Parent, repayment of commercial paper, repurchase of preferred stock and payment of Swiss Franc bonds.

During the first quarter, the Company redeemed $50 million of Series A Flexible Auction preferred stock and in the second quarter, redeemed $50 million of Series C Flexible Auction preferred stock.

On April 30, 1996, investors put back $67 million of the Company's perpetual Swiss Franc bonds representing 90% of the total $75 million outstanding. The next available put date for the outstanding balance is the year 2006.


                        PART II.  OTHER INFORMATION


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(b) There were no reports of Form 8-K filed during the quarter ended June 30, 1996.


SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


SOUTHERN CALIFORNIA GAS COMPANY
- -------------------------------
        (Registrant)

- -------------------------------
Ralph Todaro
Vice President and Controller
(Chief Accounting Officer and
duly authorized signatory)
Date:  July 26, 1996