Form 10-Q
period 1996-09-30
SOUTHERN CALIFORNIA GAS CO
filed 1996-11-07
CIK 92108

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

       [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended            September 30, 1996
                              --------------------------------------------

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

Yes  X    No
    ---

The number of shares of common stock outstanding on November 1, 1996 was 91,300,000.


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

               SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARY
                 CONDENSED STATEMENT OF CONSOLIDATED INCOME
                           (Thousands of Dollars)

                                    Three Months Ended    Nine Months Ended
                                       September 30          September 30
                                    -------------------   -----------------
                                      1996      1995        1996      1995
                                     ------    ------      ------    ------
                                                   (Unaudited)
Operating Revenues                 $575,441  $505,292  $1,692,381 $1,689,541
                                   --------  --------  ---------- ----------
Operating Expenses:
  Cost of gas distributed           200,500   162,249     594,150    576,094
  Operation and maintenance         175,097   151,388     522,445    525,726
  Depreciation                       63,529    59,089     186,627    177,415
  Income taxes                       41,075    39,088     111,898    119,052
  Other taxes and franchise
   payments                          21,969    21,979      70,957     72,603
                                   --------  --------  ---------- ----------
     Total                          502,170   433,793   1,486,077  1,470,890
                                   --------  --------  ---------- ----------
Net Operating Revenue                73,271    71,499     206,304    218,651
                                   --------  --------  ---------- ----------
Other Income and (Deductions):
  Interest income                       270     2,059       1,076      6,879
  Regulatory  interest                  998       534       1,726      2,116
  Allowance for equity funds use
   during construction                1,192     1,203       3,914      2,342
  Income taxes on non-operating
  income                               (712)     (797)       (824)    (1,090)
  Other - net                          (610)   (1,228)     (4,791)    (4,271)
                                    --------  --------   --------- ---------
     Total                            1,138     1,771       1,101      5,976
                                    --------  --------   --------- ---------
Interest Charges and (Credits):
  Interest on long-term debt         19,265    21,759      59,507     66,210
  Other interest                      2,661     1,560       7,916      5,050
  Allowance for borrowed funds
   used during construction            (634)     (699)     (2,197)    (1,357)
                                    --------  --------   --------- ---------
     Total                           21,292    22,620      65,226     69,903
                                    --------  --------   --------- ---------
Net Income                           53,117    50,650     142,179    154,724
Dividends on Preferred Stock          1,777     2,888       6,452      8,734
                                    --------  --------   --------- ---------
Net Income Applicable to
 Common Stock                      $ 51,340  $ 47,762   $ 135,727  $ 145,990
                                    ========  ========   ========= =========
See Notes to Condensed Consolidated Financial Statements.

              SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARY
                   CONDENSED CONSOLIDATED BALANCE SHEET
                                   ASSETS
                           (Thousands of Dollars)

                                             September 30      December 31
                                                 1996             1995
                                             -----------      -----------
                                              (Unaudited)

Utility Plant                                  $5,922,937      $5,807,940
  Less accumulated depreciation                 2,762,565       2,594,713
                                               ----------      ----------
      Utility plant - net                       3,160,372       3,213,227
                                               ----------      ----------

Current Assets:
  Cash and cash equivalents                         4,498          12,611
  Accounts and notes receivable (less
    allowance for doubtful receivables of
    $17,186 in 1996 and $13,456 in 1995)          244,531         398,515
  Regulatory accounts receivable                  274,999         260,573
  Deferred income taxes                            78,970          25,953
  Gas in storage                                   19,803          54,782
  Materials and supplies                           15,152          14,504
  Prepaid expenses                                 10,617          32,593
                                               ----------      ----------
        Total current assets                      648,570         799,531
                                               ----------      ----------
Regulatory Assets                                 438,506         449,521
                                               ----------      ----------
        Total                                  $4,247,448      $4,462,279
                                               ==========      ==========









See Notes to Condensed Consolidated Financial Statements.

               SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARY
                    CONDENSED CONSOLIDATED BALANCE SHEET
                        CAPITALIZATION AND LIABILITIES
                           (Thousands of Dollars)

                                              September 30        December 31
                                                  1996               1995
                                              ------------       -----------
                                               (Unaudited)

Capitalization:
  Common equity:
      Common stock                             $  834,889         $  834,889
      Retained earnings                           562,009            613,445
                                               ----------         ----------
        Total common equity                     1,396,898          1,448,334
  Preferred stock                                  96,551            196,551
  Long-term debt                                1,160,885          1,220,136
                                               ----------         ----------
         Total capitalization                   2,654,334          2,865,021
                                               ----------         ----------

Current Liabilities:
  Short-term debt                                 192,971            233,817
  Accounts payable                                378,623            418,570
  Accounts payable-affiliates                      87,943              9,734
  Accrued taxes and franchise payments             47,496             45,933
  Long-term debt due within one year               22,000             95,283
  Accrued interest                                 44,070             43,480
  Other accrued liabilities                        85,606             50,678
                                               ----------         ----------
        Total current liabilities                 858,709            897,495
                                               ----------         ----------

Deferred Credits:
  Customer advances for construction               44,193             47,029
  Deferred income taxes                           458,999            404,308
  Deferred investment tax credits                  64,743             66,983
  Other deferred credits                          166,470            181,443
                                               ----------         ----------
        Total deferred credits                    734,405            699,763
                                               ----------         ----------
        Total                                  $4,247,448         $4,462,279
                                               ==========         ==========

See Notes to Condensed Consolidated Financial Statements.

               SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARY
               CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
                           (Thousands of Dollars)

                                                    Nine Months Ended
                                                      September 30
                                               ---------------------------
                                                  1996              1995
                                                 ------            ------
                                                        (Unaudited)
Cash Flows From Operating Activities:
  Net income                                   $ 142,179         $ 154,724
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation                                186,627           177,415
     Deferred income taxes                         9,084            21,933
     Other                                       (27,644)            4,698
  Net change in other working capital
    components                                   283,683           272,395
                                               ---------         ---------
      Net cash provided by operating
       activities                                593,929           631,165
                                               ---------         ---------
Cash Flows from Investing Activities:
  Expenditures for utility plant                (123,936)         (142,217)
  (Increase)Decrease in other assets              (9,334)            8,552
                                               ---------         ---------
      Net cash used in investing activities     (133,270)         (133,665)
                                               ---------         ---------

Cash Flows from Financing Activities:
  Redemption of preferred stock                 (100,000)
  Decrease in long-term debt                    (132,534)         (123,631)
  Decrease in short-term debt                    (40,846)         (194,384)
  Dividends paid                                (195,392)         (175,495)
---------         --------
     Net cash used in financing
      activities                                (468,772)         (493,510)
                                               ---------         ---------

Increase(Decrease)in Cash and Cash Equivalents    (8,113)            3,990
Cash and Cash Equivalents, January 1              12,611            57,531
                                               ---------         ---------
Cash and Cash Equivalents, September 30        $   4,498         $  61,521
                                               =========         =========
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period:
      Interest (net of amount capitalized)     $  61,813         $  64,166
                                               =========         =========
      Income Taxes                             $ 127,140         $ 232,195
                                               =========         =========

See Notes to Condensed Consolidated Financial Statements.

               SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARY
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.   MERGER AGREEMENT WITH ENOVA CORPORATION

On October 14, 1996, Pacific Enterprises (PE), the parent of Southern California Gas Company and Enova Corporation (Enova), the parent company of San Diego Gas & Electric, announced that their Boards of Directors had unanimously approved a business combination of the two companies in a strategic merger of equals in a tax-free transaction to be accounted for as a pooling of interests. As a result of the combination, PE and Enova will become subsidiaries of a new holding company and their common shareholders will become shareholders of the new holding company. Preferred stock of Pacific Enterprises, Southern California Gas Company (Company) and San Diego Gas and Electric will remain outstanding. The new company will be incorporated in California and will be exempt from the Public Utility Holding Company Act as an intrastate holding company.

The merger is subject to approval by PE's and Enova's shareholders and approval by governmental and regulatory agencies including the California Public Utility Commission, Federal Energy Regulatory Commission, Securities and Exchange Commission, and Department of Justice. Approval of the merger is expected to occur in late 1997. In the interim, PE and Enova Corporation intend to form a joint venture to provide integrated energy and energy related products and services.


2. SUMMARY OF ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements have been prepared in accordance with the interim period reporting requirements of Form 10-Q. Reference is made to the Form 10-K for the year ended December 31, 1995 for additional information.

Results of operations for interim periods are not necessarily indicative of results for the entire year. In order to match revenues and costs for interim reporting purposes, the Company defers revenues related to costs which it expects to incur later in the year. In the opinion of management, the accompanying statements reflect all adjustments which are necessary for a fair presentation. These adjustments are of a normal recurring nature. Certain changes in account classification have been made in the prior years' consolidated financial statements to conform to the 1996 financial statement presentation.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements contained in this Form 10-Q and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's 1995 Form 10-K.


INFORMATION REGARDING FORWARD-LOOKING COMMENTS

The following discussion includes forward-looking statements with respect to matters inherently involving various risks and uncertainties. These statements are identified by the words "estimates", "expects", "anticipates", "plans", "believes" and similar expressions.

The analyses employed to develop these statements are necessarily based upon various assumptions involving judgments with respect to the future including, among others, national, regional and local economic, competitive and regulatory conditions, technological developments, inflation rates, weather conditions, business decisions, and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Southern California Gas Company (Company). Accordingly, while the Company believes that the assumptions upon which the forward-looking statements are based, are reasonable for purposes of making these statements, there can be no assurance that these assumptions will approximate actual experience or that the expectations set forth in the forward-looking statements derived from these assumptions will be realized.


SUMMARY

The Company reported net income of $53 million in the third quarter of 1996 compared to $51 million in the third quarter of 1995. The Company's net income for the quarter is slightly above results from a year ago although its authorized return on equity for 1996 is 11.6 percent, down from 12 percent a year ago. Additionally, SoCalGas also is absorbing a 3 percent productivity factor as part of a prior regulatory settlement. The results reflect continued operating efficiency and reduced capital investment.

A settlement was reached by SoCalGas, major energy consumers, other major energy utilities, and the Public Utilities Commission's Office of Ratepayer Advocates (ORA) on its 1997 cost of capital proceedings. Return on Equity will remain at 11.6 percent for 1997 and the common equity component of the capital structure will increase to 48.0 percent from 47.4 percent authorized in 1996. The increase in the common equity component could potentially add $2 million to earnings for SoCalGas in 1997. An administrative law judge
(ALJ) of the California Public Utility Commission (CPUC) has ruled in favor of the cost of capital settlement.

The Company is continuing its efforts to implement Performance Based Ratemaking (PBR) in regulatory proceedings before the CPUC. If approved by the CPUC, PBR rates will be implemented sometime during the last half of 1997.

A contract agreement on wages and working conditions was reached with the Company's represented workers, which comprise approximately 73% of the full time active workforce, in September 1996.

Finally, Pacific Enterprises (Parent) and Enova Corporation, the parent company of San Diego Gas & Electric announced that their Board of Directors had unanimously approved a business combination of the two companies in a strategic merger of equals in a tax free transaction to be accounted for as a pooling of interests. See additional discussion in Note 1 to the Financial Statements.


RESULTS OF OPERATIONS

Net income for the third quarter of 1996 was $51 million compared to $48 million for the same period 1995. For the nine months ended September 30, 1996, net income was $136 million compared to $146 million for the same period in 1995. Excluding non-recurring items (described below), results for the nine months were approximately even with last year.

The Company's year-to-date earnings decreased primarily due to a one-time non-cash charge in the second quarter of $26.6 million, after-tax, related to the Comprehensive Settlement of excess gas costs and other regulatory matters. (See additional discussion of the non-cash charge below).

This reduction was partially offset by $13.6 million after-taxes, representing one-time favorable settlements. One settlement is from gas producers and the other reflects the resolution of environmental insurance claims.

Year-to-date results were also reduced by $6.6 million, after-tax, due to of lower noncore revenues and throughput. In the first nine months of 1996, noncore throughput fell below levels used by the CPUC in establishing rates as a result of Utility Electric Generation (UEG) customers being able to purchase abundant, inexpensive hydro-generated electricity produced due to abnormally high snow and rainfall last winter. Also having a negative effect on earnings was the decrease in the rate of return on common equity from 12.0 percent in 1995 to 11.6 percent in 1996. Both of these were offset by lower than authorized operation and maintenance expenses.

The table below compares SoCalGas' throughput and revenues by customer class for the nine months ended September 30, 1996 and 1995.

($ in Millions,      Gas Sales         Trans. & Exchg.          Total
vol. in billion
cubic feet)    Throughput  Revenue  Throughput  Revenue  Throughput  Revenue
1996:
Residential        159     $1,118         2       $  6       161      $1,124
Comm'l/Ind'l.       61        351       215        173       276         524
Utility Elec.                           109         61       109          61
Wholesale                                94         48        94          48
Exchange                                  4                    4
               -------------------------------------------------------------
Total in Rates     220     $1,469       424       $288       644       1,757
Bal. & Other                                                             (65)
                                                                      ------
Total Op. Rev.                                                        $1,692
                                                                      ======
1995:
Residential        172     $1,254         2       $  5       174      $1,259
Comm'l/Ind'l.       75        443       185        146       260         589
Utility Elec.                           168         92       168          92
Wholesale            4          7        95         41        99          48
Exchange                                 10          1        10           1
               -------------------------------------------------------------
Total in Rates     251     $1,704       460       $285       711      $1,989

Bal. & Other                                                            (299)
                                                                      ------
Total Op. Rev.                                                        $1,690
                                                                      ======
Operating revenue increased $70 million and $2 million for the three and nine months ended September 30, 1996 respectively. The increase in operating revenues for the quarter is primarily due to higher gas costs and higher operating and maintenance expense in the quarter. Since those costs are recoverable in rates, they are also recorded as revenues resulting in increased revenues in 1996 (see Note 2, Notes to Condensed Consolidated Financial Statements [unaudited] for a discussion of accounting policies).

As part of the Comprehensive Settlement which resolved future excess gas cost issues, the CPUC ruled that rates charged to noncore customers for the five-year period ending August 1, 1999 would be based on actual volumes delivered in 1991. The Company was permitted to retain any revenue enhancements from throughput exceeding these levels subject to a crediting mechanism for revenues in excess of certain limits. The Company estimated the amount of these future revenue enhancements and applied them to reduce the 1993 charge for the Comprehensive Settlement.

Due to continuing developments in the CPUC's regulatory restructuring of the electric utility industry, the Company now anticipates that future throughput to noncore customers will not meet levels projected in 1993 at the time of the Comprehensive Settlement. Consequently, it believes it will not realize the remaining revenue enhancements that were applied to offset the costs of the Comprehensive Settlement and in the second quarter charged that amount to revenues resulting in a reduction in earnings of $26.6 million after-tax. In connection with the 1992 quasi-reorganization, the Parent established a reserve for excess gas costs and consequently, the charge to the Company's income had no effect on the Parent's consolidated income. The Company's assets and liabilities were not adjusted in connection with the quasi-reorganization in 1992, since it is a regulated entity whose assets and liabilities, for the most part, are recorded on the basis of future rate recovery. While the company is not pleased that the cost of the Comprehensive Settlement is greater than originally estimated, we continue to believe that this is a good settlement which enhances the company's competitive position.

Throughput, the total gas sales and transportation volumes moved through the Company's system, decreased in 1996 as a result of lower demands, primarily by UEG customers. This was the result of an abundance of inexpensive hydro-electricity. The availability of hydrogenerated electricity has been declining through the third quarter and is now closer to normal levels.

Cost  of gas distributed was $201 million and $594 million for the three  and nine months ended September 30, 1996. This represents an increase of $37 million and $18 million compared to the same periods in 1995, respectively. The increase is primarily due to an increase in the average cost of gas purchased to $1.78 per million cubic feet (MCF) for the third quarter of 1996 compared to $1.58 per MCF for the third quarter of 1995. Under the current regulatory framework, changes in revenue resulting from changes in volumes in the core market and cost of gas do not affect net income.

Operating  and  maintenance  expenses for the three  and  nine  months  ended
September 30, 1996 increased $24 million and decreased $3 million, respectively, when compared to 1995. As a result of the completion of the Company's reorganization to business units on July 1, 1995, certain expenses were not incurred in the third quarter of 1995 as originally planned, but were incurred later in the year. Also, a lump sum bonus totaling $5.7 million was paid to represented employees in September 1996 as a result of the union contract signing.

Depreciation and amortization expense increased $6 million and $11 million for the three and nine months ended September 30, 1996, respectively, when compared to 1995. The increase is partially due to the completion and installation of the Customer Information System in April 1996 which was capitalized at $65 million and has a ten-year life.


RECENT CPUC REGULATORY ACTIVITY

Under the Gas Cost Incentive Mechanism (GCIM), the Company can recover all costs in excess of the benchmark level to the extent they fall within a tolerance band which extends to 4 percent above the benchmark. If the Company's cost of gas exceeds the tolerance level, then the excess costs are shared equally between customers and shareholders. All savings from gas purchased below the benchmark are shared equally between customers and shareholders.

The Company's purchased gas costs were $12.4 million below the specified GCIM benchmark for the period April 1995 to March 1996. A filing has been made with the CPUC requesting a $6.2 million reward for shareholders under the procurement portion of the incentive mechanism. The reward amount will be recognized in income when a final CPUC decision has been issued.

The Company enters into gas futures contracts in the open market on a limited basis. The Company's intention is to use gas futures contracts to mitigate risk and better manage gas costs. The CPUC has approved the use of gas futures for managing risk associated with the GCIM.

REGULATORY ACTIVITY INFLUENCING FUTURE PERFORMANCE.

Future regulatory restructuring, increased competitiveness in the industry and the electric industry restructuring will affect the Company's future performance. The Company has filed a "Performance Based Regulation" (PBR) application with the CPUC to replace the general rate case and certain other regulatory proceedings. This new approach, if adopted as filed, would maintain cost based rates, at inflation less a productivity factor, but would link financial performance with changes in productivity, increased gas usage, and new products and services. In May 1996, the Company submitted a supplemental PBR filing to the CPUC proposing that customer rates be reduced by approximately $62 million, or 4% from current levels.

In a report issued in October 1996, the ORA proposed an additional $162 million rate reduction. It is expected a number of these proposed disallowances will be overturned due to possible errors in the ORA's assumptions and calculations. Other areas of disallowances would result in discontinuance of programs, which, if approved, would result in no negative impact on the Company's earnings.

While it is not the Company's policy to predict the ultimate outcome of regulatory proceedings, given the nature of the proposed disallowances and its ability to manage its business within the constraints of the regulatory environment, the Company does not believe that the proposed rate reduction will have a materially negative impact on its earnings. Per the procedural schedule adopted by the CPUC, open hearings on the application are scheduled to begin in mid-November. A final decision would then be expected in the summer of 1997.

In March 1996, the Company filed its 1996 Biennial Cost Allocation Proceeding with the CPUC. In its filing, the Company is seeking a total rate reduction of $138 million. The rate reduction reflects amounts previously collected in rates, but not expended for conservation programs, research and development programs and purchased gas costs. A CPUC decision is expected in the fourth quarter.

In  August  1996,  a  settlement was reached by the  Company's  major  energy consumers, other major energy utilities and the ORA on its 1997 cost of capital. The settlement which avoided potential costly administrative hearings, allows the Company an authorized return on common equity of 11.6 percent and a 9.49 percent return on rate base. Also allowed, was a 60 basis point increase in the Company's authorized common equity ratio to 48.0 percent. The increase in the common equity component will potentially add $2 million to earnings in 1997. An ALJ has issued a ruling in support of the cost of capital settlement. The CPUC is expected to issue its decision in the fourth quarter of 1996.

As discussed in the 1995 Form 10-K, existing interstate pipeline capacity into California exceeds current demand by over 1 billion cubic feet per day. Cost of unsubscribed capacity may be charged back to firm customers.
However, the Federal Energy Regulatory Commission (FERC) has approved a settlement with Transwestern which calls for firm customers, including the Company, to subsidize unsubscribed pipeline costs for a five-year period with Transwestern assuming full responsibility after that time. A settlement was also reached with El Paso, in which customers, including the Company, will pay for a portion of the unused capacity. The customers may also receive credits from El Paso for unused capacity sold. The settlement is for a ten-year period and is awaiting approval by the FERC. The Company expects a ruling will be issued in the first half of 1997.

OTHER ACTIVITY

Approximately 5,500 field, clerical and technical employees of the Company are represented by the Utility Workers' Union of America or the International Chemical Workers' Union. In June, a union decertification petition was filed with the National Labor Relations Board (NLRB) by members of the Company's unions. The petition was withdrawn by the represented employees supporting the petition drive in August 1996.

In September 1996, the Company's represented employees approved a new contract on wages and working conditions which will expire on March 31, 1998. This agreement provides the basis for a constructive working relationship between the Company and the Unions to better address business issues. Key provisions give the Company flexibility to create a multi-skilled workforce through reclassification and training, the right to establish management-employee teams to address proficiency and the right to outsource noncore functions such as billings, all of which enhance the Company's ability to be more competitive. Full time represented employees have employment security for the duration of the contract. Additionally, these employees received a
2.7  percent  lump  sum signing bonus in September, 1996 which  totaled  $5.7 million.

For additional information, see the discussion under the caption "Management Discussion and Analysis - Factors influencing Future Performance" in the Company's 1995 Form 10-K.

LIQUIDITY

Cash flows from operations were $92 million and $594 million for the three and nine months ended September 30, 1996, respectively. This represents a decrease of $37 million and $10 million, respectively from 1995. The decrease for the three and nine months is primarily due to higher collections of regulatory accounts receivable in 1995 compared to 1996.

Capital expenditures were $39 and $124 million for the three and nine months ended September 30, respectively. This represents a decrease of $5 million and $18 million, respectively from 1995. Capital expenditures for utility plant are expected to be $215 million in 1996 and will be financed primarily by internally-generated funds.

Cash flows from financing activities were a negative $39 million and $469 million for the three and nine months ended September 30, 1996, respectively. For the nine months this represents a preferred stock redemption of $100 million, repayment of commercial paper of $107 million, payment of $67 million of Swiss Franc bonds and dividends of $195 million.

The redeemed preferred stock included $50 million of the Company's Series A Flexible Auction preferred stock and $50 million of the Company's Series C Flexible Auction preferred stock.

On April 30, 1996 investors put back $67 million of the Company's perpetual Swiss Franc bonds representing 90% of the total $75 million outstanding. the next available put date for the outstanding balance is the year 2006. The Company borrowed these funds from the Parent and anticipates refinancing this amount through the issuance of medium-term notes.

The Company paid dividends of $189 million on common stock to its Parent and $6 million on preferred stock for a total of $195 million. This compares to $175 million in 1995.

PART II.  OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(b) There were no reports of Form 8-K filed during the quarter ended September 30, 1996.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


SOUTHERN CALIFORNIA GAS COMPANY
-------------------------------
        (Registrant)

-------------------------------
Ralph Todaro
Vice President and Controller
(Chief Accounting Officer and
duly authorized signatory)
Date:  October XX, 1996