Form 10-Q
period 1997-03-31
SOUTHERN CALIFORNIA GAS CO
filed 1997-05-14
CIK 92108

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

       [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended            March 31, 1997
                              --------------------------------------------

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

Yes  X    No
    ---

The number of shares of common stock outstanding on May 6, 1997 was 91,300,000.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

               SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARY
                 CONDENSED STATEMENT OF CONSOLIDATED INCOME
                           (Thousands of Dollars)
                               (Unaudited)

                                                      Three Months Ended
                                                           March 31
                                                       -----------------
                                                         1997      1996
                                                       ------    ------

Operating Revenues                                   $738,405     $619,840
                                                     --------     --------
Operating Expenses:
  Cost of gas distributed                             349,963      249,967
  Operation and maintenance                           170,559      156,773
  Depreciation                                         62,556       60,327
  Income taxes                                         45,567       44,366
  Other taxes and franchise
   payments                                            27,655       29,466
                                                    ---------     --------
     Total                                            656,300      540,899
                                                    ---------     --------
Net Operating Revenue                                  82,105       78,941
                                                    ---------     --------
Other Income and (Deductions):
  Interest income                                         223          318
  Regulatory  interest                                  1,669          552
  Allowance for equity funds use
   during construction                                    785        1,700
  Income taxes on non-operating
  income                                                 (883)         (19)
  Other - net                                          (1,811)      (1,518)
                                                     --------     --------
     Total                                                (17)       1,033
                                                     --------     --------
Interest Charges and (Credits):
  Interest on long-term debt                           20,429       20,551
  Other interest                                        2,245        3,415
  Allowance for borrowed funds
   used during construction                              (429)        (978)
                                                     --------     --------
     Total                                             22,245       22,988
                                                     --------     --------
Net Income                                             59,843       56,986
Dividends on Preferred Stock                            1,776        2,807
                                                     --------     --------
Net Income Applicable to
 Common Stock                                        $ 58,067     $ 54,179
                                                     ========     ========


See Notes to Condensed Consolidated Financial Statements.

              SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARY
                   CONDENSED CONSOLIDATED BALANCE SHEET
                                   ASSETS
                           (Thousands of Dollars)
                                (Unaudited)

                                                March 31      December 31
                                                 1997             1996
                                             -----------      -----------

Utility Plant                                  $5,964,899      $5,963,047
  Less accumulated depreciation                 2,828,896       2,795,726
                                               ----------      ----------
      Utility plant - net                       3,136,003       3,167,321
                                               ----------      ----------

Current Assets:
  Cash and cash equivalents                        43,514          13,601
  Accounts and notes receivable (less
    allowance for doubtful receivables of
    $18,712 in 1997 and $16,256 in 1996)          343,259         412,934
  Regulatory accounts receivable                  202,314         295,810
  Deferred income taxes                            27,456          22,033
  Gas in storage                                    2,664          27,644
  Materials and supplies                           13,503          13,222
  Prepaid expenses                                 11,781          13,662
  Income Taxes Receivable                                          11,482
                                               ----------      ----------
        Total current assets                      644,491         810,388
                                               ----------      ----------
Regulatory Assets                                 355,326         376,380
                                               ----------      ----------
        Total                                  $4,135,820      $4,354,089
                                               ==========      ==========









See Notes to Condensed Consolidated Financial Statements.

               SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARY
                    CONDENSED CONSOLIDATED BALANCE SHEET
                        CAPITALIZATION AND LIABILITIES
                           (Thousands of Dollars)
                               (Unaudited)

                                                 March 31        December 31
                                                   1997             1996
                                              ------------       -----------
Capitalization:
  Common equity:
      Common stock                             $  834,889         $  834,889
      Retained earnings                           558,540            555,253
                                               ----------         ----------
        Total common equity                     1,393,429          1,390,142
  Preferred stock                                  96,551             96,551
  Long-term debt                                1,069,894          1,090,170
                                               ----------         ----------
         Total capitalization                   2,559,874          2,576,863
                                               ----------         ----------

Current Liabilities:
  Short-term debt                                  89,966            262,366
  Accounts payable                                404,829            474,137
  Accounts payable-affiliates                      20,415             44,290
  Accrued taxes and franchise payments             43,525             27,943
  Accrued Income taxes payable                     47,608
  Long-term debt due within one year              147,000            147,000
  Accrued interest                                 43,394             40,664
  Other accrued liabilities                        57,784             62,955
                                               ----------         ----------
        Total current liabilities                 854,521          1,059,355
                                               ----------         ----------

Deferred Credits:
  Customer advances for construction               40,751             42,433
  Deferred income taxes                           411,687            404,982
  Deferred investment tax credits                  63,221             63,997
  Other deferred credits                          205,766            206,459
                                               ----------         ----------
        Total deferred credits                    721,425            717,871
                                               ----------         ----------
        Total                                  $4,135,820         $4,354,089
                                               ==========         ==========

See Notes to Condensed Consolidated Financial Statements.

               SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARY
               CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
                           (Thousands of Dollars)
                               (Unaudited)

                                                    Three Months Ended
                                                        March 31
                                               ---------------------------
                                                  1997              1996
                                                 ------            ------
Cash Flows From Operating Activities:
  Net income                                    $ 59,843          $ 56,986
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation                                 62,556            60,327
     Deferred income taxes                         5,929             3,795
     Other                                        (3,001)              (61)
  Net change in other working capital
    components                                   184,026           230,567
                                                --------          --------
      Net cash provided by operating
       activities                                309,353           351,614
                                                --------          --------
Cash Flows from Investing Activities:
  Expenditures for utility plant                 (30,612)          (42,066)
  Decrease in other assets                           404             2,679
                                                --------          --------
      Net cash used in investing activities      (30,208)          (39,387)
                                                --------          --------

Cash Flows from Financing Activities:
  Redemption of preferred stock                                    (50,000)
  Decrease in long-term debt                      (20,276)         (19,399)
  Decrease in short-term debt                    (172,400)        (150,000)
  Dividends paid                                  (56,556)         (60,203)
                                                 --------         --------
     Net cash used in financing
      activities                                 (249,232)        (279,602)
                                                 --------         --------

Increase in Cash and Cash Equivalents              29,913           32,625
Cash and Cash Equivalents, January 1               13,601           12,611
                                                 --------         --------
Cash and Cash Equivalents, March 31              $ 43,514         $ 45,236
                                                 ========         ========
Supplemental Disclosure of Cash Flow Information:
  Cash paid (received) during the period:
      Interest (net of amount capitalized)       $ 19,117         $ 11,864
                                                 ========         ========
      Income Taxes                               $ 13,149         $(22,782)
                                                 ========         ========
See Notes to Condensed Consolidated Financial Statements.

               SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARY
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.   MERGER AGREEMENT WITH ENOVA CORPORATION

On October 14, 1996 Pacific Enterprises (Parent) and Enova Corporation (Enova), the parent company of San Diego Gas & Electric, announced an agreement, which both Boards of Directors unanimously approved, for the combination of the two companies, tax-free, in a strategic merger of equals to be accounted for as a pooling of interests. The combination was approved by the shareholders of both companies on March 11, 1997. Shareholder votes in favor of the combination totaled 79% of the outstanding shares of the Parent and 76% for Enova (99% and 96% of total votes cast for the Parent and Enova, respectively). Completion of the combination remains subject to approval by regulatory and governmental agencies.

As a result of the combination, the Parent and Enova will become subsidiaries of a new holding company and their common shareholders will become shareholders of the new holding company. Pacific Enterprises' common shareholders will receive 1.5038 shares of the new holding company common stock for each of their shares of the Parent's common stock, and Enova common shareholders will receive one share of the new holding company's common stock for each of their shares of Enova common stock. Preferred stock of Pacific Enterprises, Southern California Gas Company (Company) and San Diego Gas & Electric will remain outstanding.

The new holding company will be incorporated in California and will be exempt from the Public Utility Holding Company Act as an intrastate holding company.

The merger is subject to approval by certain governmental and regulatory agencies including the California Public Utility Commission (CPUC), the Federal Energy Regulatory Commission(FERC), the Securities and Exchange Commission, and the Department of Justice. Required approvals of the merger are expected to occur in late 1997. In the interim, the Parent and Enova have formed a joint venture to provide integrated energy and energy related products and services.

The Parent owns indirect interests in several small electric generation facilities which are "qualifying facilities" under the Public Utility Regulatory Policies Act. Qualifying facility status is not available to any facilities that are more that 50% owned by an electric utility or an electric utility holding company.

Upon the completion of the proposed business combination, the new holding company will become an electric utility holding company. Consequently, in order to avoid the loss of qualifying facility status, the Parent must cause its ownership in these facilities (together with that of all other electric utilities or electric utility holding companies) to be not more than 50% prior to the completion of the business combination. The parent is considering several alternatives to accomplish this result including the sale of all or part of these facilities.

2. SUMMARY OF ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements have been prepared in accordance with the interim period reporting requirements of Form 10-Q. Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 for additional information.

Results of operations for interim periods are not necessarily indicative of results for the entire year. In the opinion of management, the accompanying statements reflect all adjustments which are necessary for a fair presentation. These adjustments are of a normal recurring nature. Certain changes in account classification have been made in the prior years' consolidated financial statements to conform to the 1997 financial statement presentation.

In order to match revenues and costs for interim reporting purposes, the Company defers revenues to match costs which it expects to incur later in the year. This procedure may change depending on the provisions of a final decision on the Company's Performance Based Regulation (PBR) proposal. (See "REGULATORY ACTIVITY AFFECTING FUTURE PERFORMANCE")

In conformity with generally accepted accounting principles, the Company's accounting policies reflect the financial effects of rate regulation authorized by the CPUC. The Company applies the provisions of the Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71). This statement requires cost-based rate regulated entities that meet certain criteria to reflect the authorized recovery of costs due to regulatory decisions in their financial statements. The Company believes that it would continue to meet the criteria of SFAS 71 in accounting for regulated operations under PBR as proposed by the Company or the CPUC (see "REGULATORY ACTIVITY AFFECTING FUTURE PERFORMANCE"). However, the terms of PBR ultimately authorized by the CPUC may contain elements that could result in the Company not meeting all the criteria for continued application of SFAS 71.

Income tax expense recognized in a period is the amount of tax currently payable plus or minus the change in the aggregate deferred tax assets and liabilities. Deferred taxes are recorded to recognize the future tax consequences of events that have been recognized in the financial statements or tax returns. For additional information regarding income taxes, see Footnote 3 of Notes to Consolidated Financial Statements in the Company's 1996 Form 10-K filing.

Estimated liabilities for environmental remediation are recorded when the amounts are probable and estimable. Amounts authorized to be recovered in rates are recorded as regulatory assets. Possible recoveries of environmental remediation liabilities from third parties are not deducted from the liability shown on the balance sheet. For additional information regarding commitments and contingencies, see Footnote 5 of Notes to Consolidated Financial Statements in the Company's 1996 Form 10-K filing.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

INFORMATION REGARDING FORWARD-LOOKING COMMENTS

The following discussion includes forward-looking statements with respect to matters inherently involving various risks and uncertainties. These statements are identified by the words "estimates", "expects", "anticipates", "plans", "believes" and similar expressions.

The analyses employed to develop these statements are necessarily based upon various assumptions involving judgments with respect to the future including, among others, national, regional and local economic, competitive conditions, regulatory and business trends and decisions, technological developments, inflation rates, weather conditions, and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Southern California Gas Company (Company). Accordingly, while the Company believes that the assumptions upon which the forward-looking statements are based, are reasonable for purposes of making these statements, there can be no assurance that these assumptions will approximate actual experience or that the expectations set forth in the forward-looking statements derived from these assumptions will be realized.

SUMMARY

The Company reported net income of $58 million in the first quarter of 1997 compared to $54 million in the first quarter of 1996. The increase in earnings is primarily due to savings resulting from lower operating and maintenance expenses than the amounts authorized in rates and an increase in the common equity component of the Company's capital structure to 48% from 47.4%.

The Company is continuing its efforts to implement Performance Based Ratemaking (PBR) in regulatory proceedings before the CPUC. Until the PBR is approved, the Company's rates will remain unchanged from the level in effect during 1996. As a result of this, we expect to report slightly higher earnings for the period before the PBR is in effect due to achieving lower operating costs than what is assumed in rates. After implementing PBR, we expect increased earnings volatility resulting from a lower proposed base margin and throughput factors, offset with potential higher earnings over the long-term. However, the Company will continue to control its costs and manage its operations as in past years.

On  April  21,  1997, an Administrative Law Judge issued a proposed  Decision
(PD) on the Company's PBR filing. The PD differs from the Company's original filing in several material respects. A final decision is expected in the second quarter of 1997. (See additional comments under "REGULATORY ACTIVITY INFLUENCING FUTURE PERFORMANCE.")

An agreement to extend the existing union contract on wages, hours and working conditions was ratified by the Company's represented employees. The union contract was extended to March 31, 1999 with an automatic extension to March 31, 2000 if neither side declares a need to reopen the contract.


RESULTS OF OPERATIONS

Net income for the first quarter of 1997 was $58 million compared to $54 million for the same period in 1996. The increase is primarily due to savings resulting from lower operating and maintenance expenses than the amounts authorized in rates and an increase in the common equity component of The Company' capital structure to 48% from 47.4%. Earnings for the first quarter of 1996 benefited from a one-time $5.6 million (after-tax) favorable settlement from gas producers for damages incurred to the Company and customer equipment resulting from impure gas supplies.

The table below compares the Company's throughput and revenues by customer class for the three months ended March 31, 1997 and 1996.

($ in Millions,      Gas Sales         Trans. & Exchg.          Total
vol. in billion
cubic feet)    Throughput  Revenue  Throughput  Revenue  Throughput  Revenue
1997:
Residential         84       $566         1       $  3        85        $569
Comm'l/Ind'l.       25        175        76         65       101         240
Utility Elec.                            21         11        21          11
Wholesale                                38         14        38          14
Exchange                                  0          0         0           0
               -------------------------------------------------------------
Total in Rates     109       $741       136        $93       245         834
Balancing Accts.
  & Other                                                                (96)
                                                                        ----
Total Operating Rev.                                                    $738*
                                                                        ====
1996:
Residential         82       $548         1        $ 3        83        $551
Comm'l/Ind'l.       25        155        68         65        93         220
Utility Elec.                            19         14        19          14
Wholesale                                35         15        35          15
Exchange                                  1                    1
               -------------------------------------------------------------
Total in Rates     107       $703       124        $97       231        $800

Balancing Accts.
  & Other                                                               (180)
                                                                      ------
Total Operating Rev.                                                    $620
                                                                        ====

* Includes affiliate transactions.


Operating revenue increased $118 million for the three months ended March 31, 1997. The increase in operating revenues for the quarter is primarily due to higher throughput and higher gas costs compared to the prior year. Since gas costs are recoverable in rates (subject to the Gas Incentive Mechanism - discussed below) the increase in gas cost is also reflected as an increase in revenues.

The increase in throughput is primarily due to higher deliveries to the oil refinery segment for reformulated gasoline production and higher deliveries to the wholesale market due to increased winter demand. The margin earned on these customers is substantially less than the margin earned on gas transported to utility electric generated (UEG) customers. In addition, throughput to UEG customers declined primarily due to the increased availability of inexpensive hydro-generated electricity which these customers purchased in lieu of generating natural gas fueled electricity within the Company's service territory. As a result, net income in the first quarter of 1997 was reduced by $4 million after-tax, due to noncore throughput falling below levels used by the CPUC in establishing total rates. The abundance of inexpensive hydro-generated electricity has continued into the second quarter.

Cost of gas distributed was $350 million and $250 million for the three months ended March 31, 1997 and 1996 respectively. The increase is primarily due to an increase in the average cost of gas purchased to $2.90 per thousand cubic feet (MCF) for the first quarter of 1997 compared to $1.59 per MCF for the first quarter of 1996. Under the current regulatory framework, changes in revenue resulting from changes in volumes in the core market and cost of gas do not affect net income.

Operating and maintenance expenses for the three months ended March 31, 1997 were $14 million higher compared to the same period in 1996, primarily due to a non-recurring $9.5 million, pre-tax, settlement from a group of gas producers for damages incurred to Company and customer equipment resulting from impure gas supplies received during the first quarter 1996.

RECENT CPUC REGULATORY ACTIVITY

Under the Gas Cost Incentive Mechanism (GCIM), the Company can recover all gas purchase costs to the extent that they do not exceed a tolerance band extending to 4 percent above an index benchmark level. If the Company's cost of gas exceeds the tolerance band, the excess costs are shared equally between customers and shareholders. All savings from gas purchased below the benchmark are shared equally between customers and shareholders.

The Company's purchased gas costs were below the specified GCIM benchmark for the annual period ended March 1996. In June 1996 the Company filed a motion with the CPUC requesting a reward for shareholders under the procurement portion of the incentive mechanism. The amount will be recognized in income when a final CPUC decision (expected in the second quarter) is issued.

The CPUC has approved the use of gas futures for managing risk associated with the GCIM. The Company enters into gas futures contracts in the open market on a limited basis to mitigate risk and better manage gas costs.

REGULATORY ACTIVITY INFLUENCING FUTURE PERFORMANCE.

Future regulatory restructuring, increased competitiveness in the industry and the electric industry restructuring will affect the Company's future performance. The Company has filed an application with the CPUC for a "Performance Based Regulation" (PBR) to replace the general rate case and certain other regulatory proceedings. The Company's proposal, if approved would allow the Company to be more responsive to consumer interests and compete more effectively in contestable markets. The Company's proposal would maintain cost based rates, but would link financial performance with changes in productivity. It would also eliminate certain balancing accounts and allow revenues to be throughput driven, resulting in increased quarterly earnings volatility, although no significant full-year impact would be expected. It would also provide the Company with the opportunity to improve financial performance over the long term to the extent it is able to reduce expenses, increase energy deliveries and generate profits from new products and services.

On April 21, 1997 an Administrative Law Judge (ALJ) issued a Proposed Decision (PD) on the Company's PBR application, that differs in a number of significant respects from the Company's proposal. The PD will be reviewed by the CPUC which may accept, reject or modify it in rendering a final decision on the application. SoCalGas will provide comments on the PD to the CPUC commission and a final decision is expected in the second quarter of 1997.

The  following  are the principal differences between the Company's  proposal and the PD. The Company's initial application reflected a base margin reduction of $61.2 million (later was revised to $110 million) while the PD reflects a net reduction of $182 million. The Company's proposal calls for rate indexing which will ensure that base rates grow at less than the rate of inflation (inflation minus a productivity factor), while the PD rejects rate indexing and adopts revenue or margin indexing which would continue to eliminate the potential for increased or decreased earnings arising from higher or lower gas throughput to core customers. The Company proposes an annual 1% productivity factor for decreases in base rates, while the PD proposes a starting annual productivity factor of 1.5%, which is then incorporated into a complex formula to produce a substantially higher productivity factor. The Company requests an increase in the customer charge over the five-year period covered by PRB but reduces rates for gas and narrows the rate increase paid when customers exceed the monthly baseline amount while the PD defers issues such as residential rate design and pricing flexibility to a future proceeding. The Company proposes authorization to offer new products and services on a competitive basis at shareholder risk, while the PD defers this issue to future proceedings.

The Company proposes no earnings sharing while the PD proposes a mechanism for sharing with customers earnings that exceed a specified rate of return but does not propose any similar downside sharing. Finally, the PD proposes that the Company have the option of implementing PBR retroactive to January 1, 1997, or on January 1, 1998.

For 1997, the Company is authorized to earn a rate of return on common equity of 11.6 percent and a 9.49 percent return on rate base, compared to 11.6 percent and 9.42 percent in 1996. The CPUC also authorized a 60 basis point increase in SoCalGas' authorized common equity ratio to 48.0 percent in 1997 compared to 47.4 percent in 1996. The 60 basis point increase in the common equity component could potentially add $2 million to earnings in 1997.

As discussed in the 1996 Form 10-K, existing interstate pipeline capacity into California exceeds current demand. The Company has exercised its step-down option on both the El Paso and Transwestern interstate pipeline systems. the Company has entered into settlements with Transwestern and El Paso, which have been approved by the FERC and which define the amounts of the unsubscribed capacity costs that are to be recovered from the remaining firm reservation charges. The Company believes that the FERC-approved settlements with Transwestern and El Paso will not have a significant impact on the results of operations or on volumes transported or sold.

The CPUC has issued a decision to the Company's 1996 Biennial Cost Allocation Proceeding filing (BCAP). The CPUC decision defers recovery of approximately $20 million in noncore costs, resulting in a noncore rate decrease and leaves in place the existing residential rate structure. The decision failed to adopt the Company's proposal to increase our flexibility in offering discounts to UEG customers to retain load or prevent by-pass. The Company will implement the new rates and core residential monthly gas pricing on June 1, 1997.

As part of its continuing evaluation of the impact of electric restructuring on operations, the Company adopted SFAS 121 "Accounting for the Impairment of Long Lived Assets and Long Lived Assets to be Disposed of" and evaluated its impact on the financial statements. Although Management believes that the volume of gas transported may be adversely impacted by the electric restructuring, it is not anticipated that it would result in an impairment of assets as defined in SFAS 121 because the expected future cash flows from the Company's investment in its gas transportation infrastructure is greater than its carrying amount.

OTHER ACTIVITY

Approximately 5,000 field, clerical and technical employees of the Company are represented by the Utility Workers' Union of America or the International Chemical Workers' Union. In March 1997, the Company and its represented employees reached two new agreements. One agreement is a one year extension of the existing contract on wages and working conditions, and the other is an extension of the pension and benefits plan and calls for a wage increase of 3% effective on August 1, 1997. Under the contract extension, the agreement on wages and working conditions expires on March 31, 1999. The agreement could be extended through March 31, 2000, if neither side reopens negotiations. The pension and benefits agreement was extended through December 31, 1999. Key provisions give the Company flexibility to create a multi-skilled workforce through reclassification and training, the right to establish management-employee teams to address proficiency and the right to outsource noncore functions such as billings, all of which enhance the Company's ability to be more competitive. Full-time represented employees with satisfactory performance have employment security for the duration of the contract, unless there is a shortage of work.

For additional information, see the discussion under the caption "Management Discussion and Analysis - Factors influencing Future Performance" in the Company's 1996 Form 10-K.


LIQUIDITY

The decrease in cash provided from operating activities to $309 million in the first quarter ended March 31, 1997 from $352 million in the same period 1996 is primarily due to lower amounts received from undercollected regulatory balancing accounts in 1997 compared to 1996.

Capital expenditures were $31 million for the three months ended March 31 1997. This represents a decrease of $11 million compared to the same period 1996. The decrease is primarily due to the completion of a New Customer
Information System which increased the Company's responsiveness to customer needs and reduced operating costs. Capital expenditures for utility plant are expected to be $196 million in 1997 and will be financed primarily by internally-generated funds.

In the first quarter ended March 31, 1997, $249 million was used for financing activities. This was primarily the result of repayment of debt and payment of dividends.



PART II.  OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(b) There were no reports of Form 8-K filed during the quarter ended March 31, 1997.

SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


SOUTHERN CALIFORNIA GAS COMPANY
-------------------------------
        (Registrant)

Ralph Todaro
-------------------------------
Ralph Todaro
Vice President and Controller
(Chief Accounting Officer and
duly authorized signatory)
Date:  May 14, 1997