Form 10-Q
period 1997-06-30
SOUTHERN CALIFORNIA GAS CO
filed 1997-08-14
CIK 92108

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

       [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended            June 30, 1997
                              --------------------------------------------

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

Yes  X    No
    ---

The number of shares of common stock outstanding on August 12, 1997 was 91,300,000.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

               SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARY
                 CONDENSED STATEMENT OF CONSOLIDATED INCOME
                           (Millions of Dollars)
                               (Unaudited)

                                    Three Months Ended     Six Months Ended
                                           June 30             June 30
                                   -------------------    ------------------
                                     1997      1996        1997        1996
                                    -----     -----       ------      ------

Operating Revenues                   $575      $497       $1,313      $1,117
                                     ----      ----       ------      ------
Operating Expenses:
  Cost of gas distributed             167       144          517         394
  Operation and maintenance           181       191          352         347
  Depreciation                         62        63          125         123
  Income taxes                         52        26           97          71
  Other taxes and franchise
   payments                            22        19           49          49
                                     ----      ----       ------      ------
     Total                            484       443        1,140         984
                                     ----      ----       ------      ------
Net Operating Revenue                  91        54          173         133
                                     ----      ----       ------      ------
Other Income and (Deductions)           0        (1)           0           0
                                     ----      ----       ------      ------
Interest Charges and (Credits):
  Interest on long-term debt           20        20           41          40
  Other interest                       (1)        2            1           5
  Allowance for borrowed funds
   used during construction             0        (1)          (1)         (1)
                                     ----      ----       ------      ------
     Total                             19        21           41          44
                                     ----      ----       ------      ------
Net Income                             72        32          132          89
Dividends on Preferred Stock            2         2            4           5
                                     ----      ----       ------      ------
Net Income Applicable to
 Common Stock                        $ 70      $ 30         $128        $ 84
                                     ====      ====         ====        ====

See Notes to Condensed Consolidated Financial Statements.

              SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARY
                   CONDENSED CONSOLIDATED BALANCE SHEET
                                   ASSETS
                           (Millions of Dollars)
                                (Unaudited)

                                                June 30       December 31
                                                  1997           1996
                                               --------       -----------

Utility Plant                                   $5,968           $5,963
  Less accumulated depreciation                  2,852            2,796
                                                ------           ------
      Utility plant - net                        3,116            3,167
                                                ------           ------

Current Assets:
  Cash and cash equivalents                          0               14
  Accounts and notes receivable (less
    allowance for doubtful receivables of
    $19 in 1997 and $16 in 1996)                   265              413
  Regulatory accounts receivable                   261              296
  Deferred income taxes                             27               22
  Gas in storage                                    17               28
  Materials and supplies                            13               13
  Prepaid expenses                                  10               14
  Income Taxes Receivable                            0               11
                                                ------           ------
        Total current assets                       593              811
                                                ------           ------
Regulatory Assets                                  306              376
                                                ------           ------
        Total                                   $4,015           $4,354
                                                ======           ======









See Notes to Condensed Consolidated Financial Statements.

               SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARY
                    CONDENSED CONSOLIDATED BALANCE SHEET
                        CAPITALIZATION AND LIABILITIES
                           (Millions of Dollars)
                               (Unaudited)

                                                 June 30        December 31
                                                   1997            1996
                                                --------        -----------
Capitalization:
  Common equity:
      Common stock                               $  835            $  835
      Retained earnings                             506               555
                                                 ------           -------
        Total common equity                       1,341             1,390
  Preferred stock                                    97                97
  Long-term debt                                    902             1,090
                                                 ------           -------
         Total capitalization                     2,340             2,577
                                                 ------           -------

Current Liabilities:
  Short-term debt                                   116               262
  Accounts payable                                  352               474
  Accounts payable-affiliates                        30                44
  Accrued taxes and franchise payments               16                28
  Accrued Income taxes payable                        3                 0
  Long-term debt due within one year                294               147
  Accrued interest                                   24                41
  Other accrued liabilities                         123                63
                                                 ------           -------
        Total current liabilities                   958             1,059
                                                 ------           -------

Deferred Credits:
  Customer advances for construction                 39                42
  Deferred income taxes                             418               405
  Deferred investment tax credits                    62                64
  Other deferred credits                            198               207
                                                 ------           -------
        Total deferred credits                      717               718
                                                 ------           -------
        Total                                    $4,015            $4,354
                                                 ======           =======

See Notes to Condensed Consolidated Financial Statements.

               SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARY
               CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
                           (Millions of Dollars)
                               (Unaudited)

                                                    Six Months Ended
                                                         June 30
                                               --------------------------
                                                  1997              1996
                                                 ------            -----
Cash Flows From Operating Activities:
  Net income                                      $132             $ 89
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation                                  125              123
     Deferred income taxes                          12                7
     Other                                          (8)             (18)
  Net change in other working capital
    components                                     143              301
                                                  ----             ----
      Net cash provided by operating
       activities                                  404              502
                                                  ----             ----
Cash Flows from Investing Activities:
  Expenditures for utility plant                   (78)             (85)
  Decrease in other assets                          28                0
                                                  ----             ----
      Net cash used in investing activities        (50)             (85)
                                                  ----             ----

Cash Flows from Financing Activities:
  Redemption of preferred stock                                    (100)
  Decrease in long-term debt                      (188)            (107)
  Decrease in short-term debt                        1              (98)
  Dividends paid                                  (181)            (125)
                                                  ----             ----
     Net cash used in financing
      activities                                  (368)            (430)
                                                  ----             ----

Decrease in Cash and Cash Equivalents              (14)             (13)
Cash and Cash Equivalents, January 1                14               13
                                                  ----             ----
Cash and Cash Equivalents, June 30                $  0              $ 0
                                                  ====             ====
Supplemental Disclosure of Cash Flow Information:
  Cash paid (received) during the period:
      Interest (net of amount capitalized)        $ 44              $57
                                                  ====             ====
      Income Taxes                                $ 93             $124
                                                  ====             ====
See Notes to Condensed Consolidated Financial Statements.

               SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARY
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.   MERGER AGREEMENT WITH ENOVA CORPORATION

On October 14, 1996, Pacific Enterprises (PE) and Enova Corporation (Enova), the parent company of San Diego Gas & Electric (SDG&E), announced an agreement, which both Boards of Directors unanimously approved, for the combination of the two companies, tax-free, in a strategic merger of equals to be accounted for as a pooling of interests. The combination was approved by the shareholders of both companies but remains subject to approval by regulatory and governmental agencies. To accommodate obtaining these approvals, on August 6, 1997, PE and Enova extended until September 1, 1998 the date after which either company may unilaterally terminate the business combination if not previously completed.

As a result of the combination, the Company and Enova will become subsidiaries of a new holding company and their common shareholders will become common shareholders of the new holding company. The Company's common shareholders will receive 1.5038 shares of the new holding company's common stock for each of their shares of PE common stock, and Enova common shareholders will receive one share of the new holding company's common stock for each of their shares of Enova common stock. Preferred stock of the Company, Southern California Gas Company (SoCalGas or the Gas Company), and SDG&E will remain outstanding.

The merger is subject to approval by certain governmental and regulatory agencies including the California Public Utility Commission (CPUC), the Federal Energy Regulatory Commission (FERC), the Securities and Exchange Commission, and the Department of Justice.

In June 1997, the CPUC revised its procedural schedule for the proposed business combination after delaying until July 1997, its final decision on the Performance Based Regulation (PBR) proceeding for SoCalGas. Under this timeline, a CPUC Administrative Law Judge should issue a proposed decision on the combination in late January 1998, with a CPUC decision scheduled for March 1998.

On June 25, 1997, the FERC conditionally approved the proposed business combination subject to the filing of appropriate standards of conduct and the adoption by the CPUC of satisfactory rules primarily relating to affiliate transactions.

On August 7, 1997, PE and Enova announced an agreement to acquire AIG Trading Corporation, a natural gas and power marketing firm. Headquartered in Greenwich, Conn., AIG Trading Corporation is a subsidiary of AIG Trading Group Inc. Its business primarily focuses on wholesale trading and marketing of natural gas, power and oil. Total cost of the acquisition is approximately $225 million consisting of an acquisition price of $190 million and commitments of up to $35 million for certain long-term incentive compensation and retention arrangements.


2. SUMMARY OF ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements have been prepared in accordance with the interim period reporting requirements of Form 10-Q. Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 for additional information.

Results of operations for interim periods are not necessarily indicative of results for the entire year. In order to match revenues and costs for interim reporting purposes, SoCalGas defers revenue related to costs which are expected to be incurred later in the year. In the opinion of management, the accompanying statements reflect all adjustments which are necessary for a fair presentation. These adjustments are of a normal recurring nature.

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

Amounts authorized to be recovered in rates are recorded as regulatory assets. Estimated liabilities for environmental remediation are recorded when the amounts are probable and estimable. Possible recoveries of environmental remediation liabilities from third parties are not deducted from the liability shown on the balance sheet.

The accompanying condensed consolidated financial statements have been prepared in accordance with the interim period reporting requirements of Form 10-Q. Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 for additional information.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q and Management's Discussion and Analysis contained in the Company's 1996 Annual Report to Shareholders and incorporated into the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

The following discussion includes forward-looking statements with respect to matters inherently involving various risks and uncertainties. These statements are identified by the words "estimates", "expects", "anticipates", "plans", "believes" and similar expressions. The analyses employed to develop these statements are necessarily based upon various assumptions involving judgments with respect to the future including, among others, national, regional and local economic, competitive conditions, regulatory and business trends and decisions, technological developments, inflation rates, weather conditions, and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Southern California Gas Company (Company). Accordingly, while the Company believes these assumptions to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized.


SUMMARY

The Company reported net income of $70 million and $128 million for the three months and six months ended June 30, 1997 compared to $30 million and $84 million reported for the same periods in 1996. The increase in earnings is primarily due to savings resulting from lower operating and maintenance expenses than the amounts authorized in rates and an increase in the common equity component of the Company's capital structure to 48% from 47.4%. The increase is also due to a reduction of earnings during the second quarter of 1996 due to a one-time non-cash $26.6 million charge, after-tax, related to the Comprehensive Settlement of excess gas costs and other regulatory matters which did not affect consolidated Pacific Enterprises results.

On July 16, 1997 the CPUC issued its final decision on the Company's application for Performance Based Regulation (PBR) (See "REGULATORY ACTIVITY INFLUENCING FUTURE PERFORMANCE".)


RESULTS OF OPERATIONS

Net income for the second quarter of 1997 was $70 million compared to $30 million for the same period in 1996. Net income for the six months ended June 30, 1997 was $128 million compared to $84 million for the same period in 1996. The increase is partially due to savings resulting from lower operating and maintenance expenses than the amounts authorized to be collected in utility rates, and an increase in the common equity component of the Company's capital structure to 48.0% from 47.4%. The change is also due to lower earnings during the second quarter of 1996 resulting from a one-time non-cash $26.6 million charge, after-tax, related to the Comprehensive Settlement of excess gas costs and other regulatory matters which did not affect consolidated Pacific Enterprises results. This was partially offset by an $8.0 million, after- tax, representing a one-time favorable settlement of environmental insurance claims. Earnings for the first quarter 1996, also benefited from a one-time $5.6 million, after-tax, favorable settlement from gas producers for damages incurred to the Company and customer equipment resulting from impure gas supplies.

The table below compares the Company's throughput and revenues by customer class for the three months ended June 30, 1997 and 1996.

($ in Millions,      Gas Sales         Trans. & Exchg.          Total
vol. in billion
cubic feet)    Throughput  Revenue  Throughput  Revenue  Throughput  Revenue
1997:
Residential         44       $301         0       $  0        44        $301
Comm'l/Ind'l.       19        105        73         60        92         165
Utility Elec.        0          0        35         17        35          17
Wholesale            0          0        31         17        31          17
Exchange             0          0         2          1         2           1
               -------------------------------------------------------------
Total in Rates      63       $406       141        $95       204        $501
Balancing Accts.
  & Other                                                                 74
                                                                        ----
Total Operating Rev.                                                    $575*
                                                                        ====
1996:
Residential         42       $304         0        $ 0        42        $304
Comm'l/Ind'l.       19        102        74         46        93         148
Utility Elec.        0          0        26         17        26          17
Wholesale            0          0        27         18        27          18
Exchange             0          0         1          0         1           0
               -------------------------------------------------------------
Total in Rates      61       $406       128        $81       189        $487

Balancing Accts.
  & Other                                                                 10
                                                                      ------
Total Operating Rev.                                                    $497
                                                                        ====

* Includes intersegment transactions

The Company's operating revenue for the three and six months ended June 30, 1997, increased $78 million and $196 million, respectively when compared to the same periods in 1996. The increase in operating revenue is primarily due to higher gas costs reflected in rates. Increased gas costs account for $123 million of the operating revenue increase. Additionally, the increase in operating revenues for both periods is partially due to a non-cash charge recorded in the second quarter of 1996 of $47.7 million ($26.6 million after-
tax). The $47.7 million charge related to the Comprehensive Settlement of excess gas costs and other regulatory matters. This charge resulted from estimates that throughput to noncore customers would decline from levels projected at the time of the Comprehensive Settlement. The increase partially offsets $14.3 million ($8.0 million after-tax), representing a one-time favorable settlement from the resolution of environmental insurance claims received during the second quarter of 1996. Operating revenues also increased due to an increase in the authorized equity component of the Company's capital structure in which the Company earns a return.

Cost of gas distributed was $167 million and $144 million for the three months ended June 30, 1997 and 1996 respectively. The increase is primarily due to an increase in the average cost of gas purchased to $2 per thousand cubic feet (MCF) for the second quarter of 1997 compared to $1.34 per MCF for the second quarter of 1996. The increase in the average cost of gas distributed was mediated by the utilization of lower priced inventories. For the six months ended June 30, 1997 and 1996, the cost of gas distributed was $517 million and $394 million respectively. The increase is primarily due to an increase in the average cost of gas purchased to $2.44 per thousand cubic feet (MCF) for the six months ended June 30, 1997 compared to $1.46 per MCF for the same period in 1996. Under the current regulatory framework, changes in revenue resulting from changes in volumes in the core market and cost of gas do not affect net income.

Operating and maintenance expenses for the three months and six months ended June 30, 1997, decreased $10 million and increased $5 million, respectively, compared to the same periods in 1996. The decrease for the first three months ended June 30, 1997, represents the Company's continuing efforts to reduce costs. The increase for the six months ended June 30, 1997, is primarily due to benefits received in the first quarter of 1996 of $9.5 million, pre-tax, ($5.6 million after-tax), representing one-time favorable settlements which reduced operating and maintenance expenses.

OTHER CPUC REGULATORY ACTIVITY

Under the Gas Cost Incentive Mechanism (GCIM), the Company can recover all gas purchase costs to the extent that they do not exceed a tolerance band extending 4 percent above an index benchmark level. If the Company's cost of gas exceeds the tolerance band, the excess costs are shared equally between customers and shareholders. All savings from gas purchased below the benchmark are shared equally between customers and shareholders.

The Company's purchased gas costs were below the specified GCIM benchmark for the annual period ended March 1996 and, in June 1997, the CPUC approved a $3.2 million reward for shareholders under the procurement portion of the incentive mechanism which was recognized as income in the second quarter. The Company initially requested a reward based on purchased gas cost savings of $12.4 million. The Company and the CPUC subsequently agreed on a purchased gas cost savings of $6.2 million resulting in the $3.2 million reward. In June 1997, the Company also filed a motion with the CPUC requesting a reward of $10.8 million resulting from reduced purchased gas costs of $21.2 million for the 12-month period ended March 31, 1997.

The CPUC has approved the use of gas futures for managing risk associated with the GCIM. The Company enters into gas futures contracts in the open market on a limited basis to mitigate risk and better manage gas costs.


REGULATORY ACTIVITY INFLUENCING FUTURE PERFORMANCE

Future regulatory restructuring, increased competitiveness in the industry and the electric industry restructuring will affect the Company's future performance. On July 16, 1997, the CPUC issued its final decision on the Company's PBR application.

PBR replaces the general rate case and certain other regulatory proceedings. Under PBR, regulators allow future income potential to be tied to achieving or exceeding specific performance and productivity measures, rather than relying solely on expanding utility rate base in a market where the Company already has a highly developed infrastructure. Key elements of the PBR include a reduction in base rates, an indexing mechanism that limits future rate increases to the inflation rate less a productivity factor, and rate refunds to customers if service quality deteriorates. These changes in regulation will change the way earnings are affected by various factors. For example, earnings will become more reliant on operational efficiencies and less on investment in plant.

Under ratemaking procedures in effect prior to the PBR decision, the Company typically filed a general rate case with the CPUC every three years. In a general rate case, the CPUC established a base margin, which is the amount of revenue to be collected from customers to recover authorized operating expenses (other than the cost of gas), depreciation, taxes and return on rate base. Separate proceedings were held annually to review the Company's cost of capital including return on common equity, interest costs and changes in capital structure.

Under  PBR,  annual  cost  of capital proceedings  will  be  replaced  by  an automatic adjustment mechanism if changes in certain indices exceed established tolerances. The mechanism is triggered if actual interest rates increase or decrease by more than 150 basis points and are forecasted to continue to vary by at least 150 basis points for the next year. If this occurs, there would be an automatic adjustment of rates for the change in the cost of capital according to a pre-established formula which applies a percentage of the change to various capital components.

Furthermore, under the prior ratemaking procedures the CPUC also allowed annual adjustments to rates for years between general rate cases to reflect the changes in rate base and the effects of inflation. This attrition allowance mechanism is eliminated by PBR. Biennial Cost Allocation Proceedings (BCAP), which will continue under PBR, adjust rates to reflect variances in the cost of gas and core customer demand from estimates previously adopted. The Commission's PBR decision indicates that it will address issues such as throughput forecast, cost allocation, rate design and other matters which may arise from the Company's PBR experience in the 1998 BCAP which is anticipated to become effective on August 1, 1999. The GCIM proceeding will not change under PBR.


The Commission's PBR decision establishes the following rules for the
Company:

  - A rate reduction now of $191 million, offset by an estimated $31 million rate increase to reflect inflation and customer growth on January 1, 1998. (A net rate reduction of $160 million for an initial base margin of $1.3 billion). The CPUC refers to a rate reduction of $229 million in its decision; however, that amount includes recovery of approximately $38 million of other social program costs authorized in another proceeding, that were previously part of base margin.

  - A sharing with customers of earnings that exceed the authorized rate of return on ratebase. Earnings between 25 and 300 basis points above the authorized rate of return on ratebase will be shared with customers in eight blocks of 25 to 50 basis points each with the first block returning 75% of the excess to customers and declining to 0% as earned returns approach 300 basis points above authorized amounts. There is no sharing of any amount by which actual earnings may fall below the authorized rate of return. In 1997, the Company was authorized to earn a 9.49% return on ratebase which the decision adopts as the authorized rate for PBR.

  - An indexing of revenue or margin per customer by inflation less an estimated productivity factor of 2.1% that increased by 0.1% per year up to 2.5% in the fifth year. This factor includes 1% to approximate the projected impact of declining ratebase. This methodology, combined with the retention of the Core Fixed Cost Balancing account, rejects the Company's proposed risk/reward potential for shareholders arising from higher or lower gas throughput per customer to core (residential and small commercial/industrial) customers.

  - A retention of the current residential customer charge of $5 per month. The CPUC decision defers action on residential rate design to a future Commission proceeding, but does allow for some pricing flexibility for residential and small commercial customers with any shortfalls being borne by shareholders; and

  - A continuation of the Company's authority to offer the same types of products and services that it currently offers (e.g. contract meter reading). However, the decision defers the issue of other new product and service offerings to a future Commission proceeding.

The Company has implemented the base margin reduction effective August 1, 1997, and will implement all other PBR elements on January 1, 1998. The CPUC intends for its PBR decision to be in effect for five years, but provides the possibility that changes to the PBR mechanism could be adopted in a decision to be issued in the Company's 1998 BCAP application which is anticipated to become effective on August 1, 1999.

It is the intent of management to control operating expenses and investment within the amounts authorized to be collected in rates in the PBR decision. The Company intends to make the efficiency improvements, changes in operations and cost reductions necessary to achieve this objective and earn its authorized rate of return. However, in view of the earnings sharing mechanism and other elements of PBR authorized by the CPUC, it will be more difficult for SoCalGas to achieve the level of returns it has recently experienced.

For 1997, the Company is authorized to earn a rate of return on common equity of 11.6 percent and a 9.49 percent return on rate base, compared to 11.6 percent and 9.42 percent, respectively, in 1996. The CPUC also authorized a 60 basis point increase in the Company's authorized common equity ratio to
48.0 percent in 1997 compared to 47.4 percent in 1996. The 60 basis point increase in the common equity component could potentially add $2 million to earnings in 1997.

In the second quarter of 1997, the CPUC issued a decision on the Company's 1996 BCAP filing. The CPUC decision extends the recovery period of approximately $20 million in noncore costs, resulting in a noncore rate decrease and leaves in place the existing residential rate structure. The decision did not adopt the Company's proposal to increase flexibility in offering discounts to utility electric generating customers to retain load or prevent by-pass. The Company implemented the new rates and core residential monthly gas pricing on June 1, 1997.

As part of its continuing evaluation of the impact of electric restructuring on operations, the Company under SFAS 121 "Accounting for the Impairment of Long Lived Assets and Long Lived Assets to be Disposed of" evaluated its long lived assets for impairment. Although Management believes that the volume of gas transported may be adversely impacted by the electric restructuring, it is not anticipated that it would result in an impairment of assets as defined in SFAS 121 because the expected future cash flows from the Company's investment in its gas transportation infrastructure is greater than its carrying amount.

Management believes that under the new PBR regulatory framework, the Company continues to meet the criteria of the Statement of Financial Accounting
Standards  No.  71,  "Accounting  for  the  Effects  of  Certain   Types   of
Regulations."

LIQUIDITY

The decrease in cash provided from operating activities to $404 million in the six months ended June 30, 1997 from $502 million in the same period 1996 is primarily due to lower amounts received from undercollected regulatory balancing accounts in 1997 compared to 1996.

Capital expenditures were $78 million for the six months ended June 30 1997. This represents a decrease of $7 million compared to the same period 1996. The decrease is primarily due to the completion of a New Customer Information System which increased the Company's responsiveness to customer needs and reduced operating costs. Capital expenditures for utility plant are expected to be $196 million in 1997 and will be financed primarily by internally-generated funds.

In  the  six months ended June 30, 1997, $368 million was used for  financing
activities.   This was primarily the result of repayment of debt and  payment of dividends.


PART II.  OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(b)  There was no Form 8-K filed during the quarter ended June 30, 1997.




SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


SOUTHERN CALIFORNIA GAS COMPANY
-------------------------------
        (Registrant)

/s/ Ralph Todaro
-------------------------------
Ralph Todaro
Vice President and Controller
(Chief Accounting Officer and
duly authorized signatory)
Date:  August 14, 1997