Form 10-Q
period 1997-09-30
SOUTHERN CALIFORNIA GAS CO
filed 1997-11-14
CIK 92108

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

       [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended            September 30, 1997
                              --------------------------------------------

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

Yes  X    No
    ---

The number of shares of common stock outstanding on November 13, 1997 was 91,300,000.

                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

               SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARY
                 CONDENSED STATEMENT OF CONSOLIDATED INCOME
                           (Millions of Dollars)
                               (Unaudited)

                                 Three Months Ended        Nine Months Ended
                                    September 30             September 30
                                --------------------    ---------------------
                                   1997      1996          1997        1996
                                  ------    ------       ------      ------

Operating Revenues                 $607      $575        $1,920      $1,692
                                 ------    ------        ------      ------
Operating Expenses:
  Cost of gas distributed           235       200           752         594
  Operation and maintenance         172       175           524         522
  Depreciation                       63        64           188         187
  Income taxes                       43        41           140         112
  Other taxes and franchise
   payments                          22        22            71          71
                                 ------    ------        ------      ------
     Total                          535       502         1,675       1,486
                                 ------    ------        ------      ------
Net Operating Revenue                72        73           245         206
                                 ------    ------        ------      ------
Other Income and (Deductions)         6         1             6           1

Interest Charges and (Credits):
  Interest on long-term debt         20        20            61          59
  Other interest                      3         3             4           8
  Allowance for borrowed funds
   used during construction           0        (1)           (1)         (2)
                                 ------    ------        ------      ------
     Total                           23        22            64          65
                                 ------    ------        ------      ------
Net Income                           55        52           187         142
Dividends on Preferred Stock          1         1             5           6
                                 ------    ------        ------      ------
Net Income Applicable to
 Common Stock                     $  54     $  51         $ 182       $ 136
                                 ======    ======        ======      ======

See Notes to Condensed Consolidated Financial Statements.

              SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARY
                   CONDENSED CONSOLIDATED BALANCE SHEET
                                   ASSETS
                           (Millions of Dollars)
                                (Unaudited)

                                             September 30     December 31
                                                 1997             1996
                                             ------------     -----------

Utility Plant                                    $5,998         $5,963
  Less accumulated depreciation                   2,907          2,796
                                               ---------      ----------
      Utility plant - net                         3,091          3,167
                                               ---------      ----------

Current Assets:
  Cash and cash equivalents                          27             14
  Accounts and notes receivable (less
    allowance for doubtful receivables of
    $17 in 1997 and $16 in 1996)                    272            413
  Regulatory accounts receivable                    434            296
  Deferred income taxes                              19             22
  Gas in storage                                     54             28
  Materials and supplies                             11             13
  Prepaid expenses                                   14             14
  Income Taxes Receivable                             0             11
                                               ---------      ----------
        Total current assets                        831             811
                                               ---------      ----------
Regulatory Assets                                   276             376
                                               ---------      ----------
        Total                                  $  4,198       $   4,354
                                               =========      ==========









See Notes to Condensed Consolidated Financial Statements.

               SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARY
                    CONDENSED CONSOLIDATED BALANCE SHEET
                        CAPITALIZATION AND LIABILITIES
                           (Millions of Dollars)
                               (Unaudited)

                                              September 30       December 31
                                                   1997             1996
                                              ------------       -----------
Capitalization:
  Common equity:
      Common stock                             $     835          $    835
      Retained earnings                              559               555
                                               ----------         ----------
        Total common equity                        1,394             1,390
  Preferred stock                                     97                97
  Long-term debt                                     866             1,090
                                               ----------         ----------
         Total capitalization                      2,357             2,577
                                               ----------         ----------

Current Liabilities:
  Short-term debt                                    281               262
  Accounts payable                                   416               474
  Accounts payable-affiliates                         29                44
  Accrued taxes and franchise payments                29                28
  Accrued Income taxes payable                         4                 0
  Long-term debt due within one year                 271               147
  Accrued interest                                    32                41
  Other accrued liabilities                           60                63
                                               ----------         ----------
        Total current liabilities                  1,122             1,059
                                               ----------         ----------

Deferred Credits:
  Customer advances for construction                  37                42
  Deferred income taxes                              422               405
  Deferred investment tax credits                     62                64
  Other deferred credits                             198               207
                                               ----------         ----------
        Total deferred credits                       719               718
                                               ----------         ----------
        Total                                  $   4,198          $  4,354
                                               ==========         ==========

See Notes to Condensed Consolidated Financial Statements.

               SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARY
               CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
                           (Millions of Dollars)
                               (Unaudited)

                                                       Nine Months Ended
                                                         September 30
                                                      -------------------
                                                       1997          1996
                                                      -----         -----
Cash Flows From Operating Activities:
  Net income                                            $ 187       $ 142
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation                                        188         187
      Deferred income taxes                                17           9
      Other                                               (18)        (28)
  Net change in other working capital
    components                                             (7)        283
                                                        -----       -----
      Net cash provided by operating
        activities                                        367         593
                                                        -----       -----
Cash Flows from Investing Activities:
  Expenditures for utility plant                         (110)       (124)
  Decrease (increase) in other assets                      21          (9)
                                                        -----       -----
      Net cash used in investing activities               (89)       (133)
                                                        -----       -----
Cash Flows from Financing Activities:
  Redemption of preferred stock                                      (100)
  Decrease in long-term debt                             (100)       (133)
  Increase(decrease) in short-term debt                    18         (41)
  Dividends paid                                         (183)       (195)
                                                        -----       -----
      Net cash used in financing
        activities                                       (265)       (469)
                                                        -----       -----
Increase (Decrease) in Cash and Cash
  Equivalents                                              13          (9)
Cash and Cash Equivalents, January 1                       14          13
                                                        -----       -----
Cash and Cash Equivalents, September 30                 $  27       $   4
                                                        =====       =====
Supplemental Disclosure of Cash Flow Information:
  Cash paid (received) during the period:
      Interest (net of amount capitalized)              $  60       $  62
                                                        =====       =====
      Income Taxes                                      $ 113       $ 127
                                                        =====       =====
See Notes to Condensed Consolidated Financial Statements.

               SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARY
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.   MERGER AGREEMENT WITH ENOVA CORPORATION

On October 14, 1996, Pacific Enterprises (PE), the parent company of Southern California Gas Company (SoCalGas or the Company), and Enova Corporation (Enova), the parent company of San Diego Gas & Electric (SDG&E), announced an agreement, which both Boards of Directors unanimously approved, for the combination of the two companies, tax-free, in a strategic merger of equals to be accounted for as a pooling of interests. The combination was approved by the shareholders of both companies on March 11, 1997. Shareholder votes in favor of the combination totaled 79% of the outstanding shares of PE and 76% for Enova (99% and 96% of total votes cast for PE and Enova, respectively). Completion of the combination remains subject to approval by regulatory and governmental agencies.

As a result of the combination, PE and Enova will become subsidiaries of a new holding company and their common shareholders will become common shareholders of the new holding company. PE's common shareholders will receive 1.5038 shares of the new holding company's common stock for each of their shares of PE common stock, and Enova common shareholders will receive one share of the new holding company's common stock for each of their shares of Enova common stock. Preferred stock of PE, Southern California Gas Company (SoCalGas or the Company), and SDG&E will remain outstanding.

The merger is subject to approval by certain governmental and regulatory agencies including the California Public Utility Commission (CPUC), the
Federal Energy Regulatory Commission (FERC) (See FERC update below), the Securities and Exchange Commission, the Nuclear Regulatory Commission (NRC) (See NRC update below), and the Department of Justice. All remaining regulatory approvals and the commencement of combined operations are expected by the summer of 1998.

On June 25, 1997, the FERC conditionally approved the proposed business combination subject to the filing of appropriate standards of conduct and the adoption by the CPUC of satisfactory rules primarily relating to affiliate transactions.

In October, the NRC approved the merger subject to two conditions relating to monitoring and oversight. The NRC oversees SDG&E's license to own the San Onofre Nuclear Generating Station of which SDG&E owns 20%.

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

The analyses employed to develop these statements are necessarily based upon various assumptions involving judgments with respect to the future including, among others, national, regional and local economic, competitive conditions, regulatory and business trends and decisions, technological developments, inflation rates, weather conditions, and other uncertainties, all of which are difficult to predict and many of which are beyond the control of SoCalGas. Accordingly, while the Company believes that the assumptions upon which the forward-looking statements are based, are reasonable for purposes of making these statements, there can be no assurance that these assumptions will approximate actual experience or that the expectations set forth in the forward-looking statements derived from these assumptions will be realized.


RESULTS OF OPERATIONS

Net income for the third quarter of 1997 was $54 million compared to $51 million for the same period in 1996. Net income for the nine months ended September 30, 1997 was $182 million compared to $136 million for the same period in 1996. The increase in the third quarter of 1997 from the third quarter of 1996 is primarily due to increased throughput and revenue from Utility Electric Generation (UEG) customers as a result of increased demand for electricity, and an increase in the common equity component of SoCalGas' capital structure to 48% from 47.4%. The increase in net income for the quarter was partially offset by the two-month impact of the net reduction in annual base margin of $160 million effective August 1, 1997, resulting from SoCalGas' Performance Based Regulation (PBR) decision (See discussion below under Regulatory Activity Influencing Future Performance).

The increase in net income for the nine months ended September 30, 1997 as compared to the same period of 1996, is primarily due to a reduction to earnings during the second quarter of 1996 due to a one-time non-cash $26.6 million charge, after-tax related to the Comprehensive Settlement of excess gas costs and other regulatory matters which did not affect consolidated Pacific Enterprises results. The reduction in net income for the period was partially offset by favorable litigation settlements totaling $13.6 million, after-tax. Also contributing to the increase in net income was increased throughput to UEG customers as a result of increased demand for electricity. The remaining increase in net income for the nine months ended September 30, 1997 is due to savings resulting from lower operating and maintenance expenses than amounts authorized in rates until the PBR decision went into effect on August 1, 1997, and an increase in the common equity component of SoCalGas' capital structure to 48% from 47.4%.

The table below compares SoCalGas' throughput and revenues by customer class for the three months ended September 30, 1997 and 1996.

($ in Millions,      Gas Sales         Trans. & Exchg.          Total
vol. in billion
cubic feet)    Throughput  Revenue  Throughput  Revenue  Throughput  Revenue
1997:
Residential         36       $294         1       $  3        37        $297
Comm'l/Ind'l.       16         89        78         67        94         156
Utility Elec.                            72         33        72          33
Wholesale                                34         17        34          17
Exchange                                  2          0         2           0
               -------------------------------------------------------------
Total in Rates     52        $383       187       $120       239         503
Balancing Accts.
  & Other                                                                104
                                                                       -----
Total Operating Rev.                                                    $607*
                                                                       =====


1996:
Residential         35       $266         1       $  3        36        $269
Comm'l/Ind'l.       17         93        73         62        90         155
Utility Elec.                            64         30        64          30
Wholesale                                32         16        32          16
Exchange                                  2                    2
               -------------------------------------------------------------
Total in Rates      52       $359       172       $111       224        $470

Balancing Accts.
 & Other                                                                 105
                                                                      ------
Total Operating Rev.                                                    $575*
                                                                      ======

* Includes affiliate transactions.



SoCalGas' operating revenue for the three and nine months ended September 30, 1997, increased $32 million and $228 million, respectively when compared to the same periods in 1996. The increase in operating revenue is due to increased throughput to UEG customers due to increased demand for electricity and higher gas costs to core customers. SoCalGas also recorded a non-cash charge recorded in the second quarter of 1996 of $47.7 million, $26.6 million after-tax, related to a previous accounting estimate for a Comprehensive
Settlement between the Gas Company and the CPUC in 1993. The increase is partially offset by $14.3 million ($8.0 million after-tax), of favorable litigation settlements relating to environmental insurance claims received in

1996. Operating revenues also increased due to an increase in the authorized common equity component of SoCalGas' capital structure on which SoCalGas earns a return.

Cost of gas distributed was $235 million and $200 million for the three months ended September 30, 1997 and 1996 respectively. The increase is primarily due to an increase in the average cost of gas purchased to $2.52 per thousand cubic feet (MCF) for the third quarter of 1997 compared to $1.78 per MCF for the third quarter of 1996. For the nine months ended September 30, 1997 and 1996, the cost of gas distributed was $752 million and $594 million respectively. The increase is primarily due to an increase in the average cost of gas purchased to $2.46 per thousand cubic feet (MCF) for the nine months ended September 30, 1997 compared to $1.56 per MCF for the same period in 1996. Under the current regulatory framework and under PBR which takes effect on January 1, 1998, changes in revenue resulting from changes in volumes in the core market and cost of gas do not affect net income.

Operating and maintenance expenses for the three months and nine months ended September 30, 1997, decreased $3 million and increased $2 million, respectively, compared to the same periods in 1996. The decrease for the three month period ended September 30, 1997, is primarily due to SoCalGas' continued efforts to reduce costs. The increase for the nine months ended September 30, 1997 is primarily due to benefits received in 1996 of $9.5 million, pre-tax, representing a non-recurring litigation settlement which reduced operating and maintenance expenses and higher expenses related to increased storage activities in 1997. These items contributing to the increase from 1996 to 1997 were partially offset by SoCalGas' continued efforts to reduce costs in 1997.

RECENT CPUC REGULATORY ACTIVITY

The PE merger with Enova Corporation is subject to approval by certain governmental and regulatory agencies. All remaining regulatory approvals and the commencement of combined operations are expected by the summer of 1998. Earnings of the combined company could be negatively impacted in 1998, and to a lesser extent in subsequent years by delays in achieving cost savings from the combination caused by the later-than-expected effective combination date, the possibility that the CPUC might reduce the period or percentage for shareholder participation in the related cost savings, and slower-than-anticipated growth in revenues from Energy Pacific.

On October 31, 1997, the CPUC issued the Administrative Law Judge's draft decision on guidelines for transactions between utilities and their non-utility affiliates. If the final decision of the CPUC were to be substantially the same as the draft decision, it would limit the ability of SoCalGas and other California energy utilities to operate as integrated units with their non-utility affiliates by, among other things, restricting the sharing of information and facilities, which would reduce opportunities for synergies and impact marketing opportunities for the affiliates. In addition, an alternate draft decision sponsored by two of the CPUC's five commissioners would prohibit affiliates of San Diego Gas & Electric and those of other electric utilities from providing direct access electricity services within their affiliated electric utility's service territory for two years, and contains additional restrictions.


REGULATORY ACTIVITY INFLUENCING FUTURE PERFORMANCE

Future regulatory and gas industry restructuring, increased competitiveness in the industry and the electric industry restructuring will affect SoCalGas' future performance. On July 16, 1997, the CPUC issued its final decision on SoCalGas' Performance Based Regulation (PBR) application. Key elements of the PBR decision include a $160 million net reduction in annual base rates, an indexing mechanism that limits future rate increases to the inflation rate less a productivity factor, a sharing mechanism with customers if earnings exceed the authorized rate of return on ratebase, and rate refunds to customers if service quality deteriorates. These elements become effective on January 1, 1998. The net reduction in SoCalGas' base margin of $160 million became effective August 1, 1997. For a detailed discussion of the CPUC's decision, please refer to the Company's Report on Form 8-K filed on July 16, 1997, and second quarter 1997 Form 10-Q.

It is the intent of management to control operating expenses and investment within the amounts authorized to be collected in rates in this PBR decision. SoCalGas intends to make the efficiency improvements, changes in operations and cost reductions necessary to achieve this objective and earn its authorized rate of return. However, in view of the earnings sharing mechanism and other elements of PBR authorized by the CPUC, it will be more difficult for SoCalGas to achieve the level of returns in excess of authorized returns it has recently experienced. Management believes that under the new PBR regulatory framework, the Company continues to meet the criteria of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation."

For 1997, SoCalGas is authorized to earn a rate of return on common equity of
11.6 percent and a 9.49 percent return on rate base, compared to 11.6 percent and 9.42 percent, respectively, in 1996. The CPUC also authorized a 60 basis point increase in SoCalGas' authorized common equity ratio to 48.0 percent in 1997 compared to 47.4 percent in 1996. The 60 basis point increase in the common equity component could potentially add $2 million to earnings in 1997.


LIQUIDITY

The decrease in cash provided from operating activities to $367 million in the nine months ended September 30, 1997 from $593 million in the same period 1996 is primarily due to lower collections of regulatory accounts receivable in 1997 compared to 1996.

Capital expenditures were $110 million for the nine months ended September 30, 1997. This represents a decrease of $14 million compared to the same period 1996. The decrease is primarily due to the completion of a New Customer Information System in 1996.

In the nine months ended September 30, 1997, $265 million was used for financing activities. This was primarily the result of repayment of debt and payment of dividends.


PART II.  OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(b)  None




SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


SOUTHERN CALIFORNIA GAS COMPANY
-------------------------------
        (Registrant)

/s/ Ralph Todaro
-------------------------------
Ralph Todaro
Vice President and Controller
(Chief Accounting Officer and
duly authorized signatory)
Date:  November 14, 1997