Form 10-Q
period 1998-03-31
SOUTHERN CALIFORNIA GAS CO
filed 1998-05-11
CIK 92108

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

       [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                March 31, 1998
                              --------------------------------------------

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

Yes  X    No
    ---

The number of shares of common stock outstanding on May 8, 1998 was 91,300,000.

                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

               SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARY
                 CONDENSED STATEMENT OF CONSOLIDATED INCOME
                           (Millions of Dollars)
                               (Unaudited)
                                                         Three Months Ended
                                                               March 31
                                                          ------------------
                                                            1998      1997
                                                           ------    ------

Operating Revenues                                          $664      $738
                                                            ----      ----
Operating Expenses:
  Cost of gas distributed                                    301       350
  Operation and maintenance                                  162       170
  Depreciation                                                63        63
  Income taxes                                                39        45
  Other taxes and franchise
   payments                                                   29        28
                                                            ----      ----
     Total                                                   594       656
                                                            ----      ----
Net Operating Revenue                                         70        82
                                                            ----      ----
Other Income and (Deductions):
  Regulatory  interest                                         1         2
  Allowance for equity funds use
   during construction                                         1         1
  Income taxes on non-operating
   income                                                     (1)       (1)
  Other - net                                                 (1)       (2)
                                                            ----      ----
     Total
                                                            ----      ----
Interest Charges:
  Interest on long-term debt                                  20        20
  Other interest                                               2         2
                                                            ----     -----
     Total                                                    22        22
                                                            ----     -----
Net Income                                                    48        60
Dividends on Preferred Stock                                   1         2
                                                            ----     -----
Net Income Applicable to
 Common Stock                                               $ 47      $ 58
                                                            ====      ====
See Notes to Condensed Consolidated Financial Statements.

              SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARY
                   CONDENSED CONSOLIDATED BALANCE SHEET
                                   ASSETS
                           (Millions of Dollars)

                                                March 31      December 31
                                                  1998           1997
                                               ---------      -----------


Utility Plant                                     $5,995           $5,978
  Less accumulated depreciation                    2,960            2,904
                                                  ------           ------
      Utility plant - net                          3,035            3,074
                                                  ------           ------

Current Assets:
  Cash and cash equivalents                           21
  Accounts and notes receivable (less
    allowance for doubtful receivables of
    $20 in 1998 and $17 in 1997)                     437              499
  Regulatory accounts receivable                      43              355
  Deferred income taxes                               36               11
  Gas in storage                                       3               25
  Materials and supplies                              13               13
  Prepaid expenses                                     4               14
                                                  ------           ------
        Total current assets                         557              917
                                                  ------           ------
Regulatory Assets                                    227              214
                                                  ------           ------
        Total                                     $3,819           $4,205
                                                  ======           ======









See Notes to Condensed Consolidated Financial Statements.

               SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARY
                    CONDENSED CONSOLIDATED BALANCE SHEET
                        CAPITALIZATION AND LIABILITIES
                           (Millions of Dollars)

                                                 March 31      December 31
                                                   1998            1997
                                              ------------     -----------

Capitalization:
  Common equity:
      Common stock                               $  835            $  835
      Retained earnings                             527               535
                                                 ------            ------
        Total common equity                       1,362             1,370
  Preferred stock                                    21                97
  Long-term debt                                  1,041               968
                                                 ------            ------
         Total capitalization                     2,424             2,435
                                                 ------            ------

Current Liabilities:
  Short-term debt                                    80               351
  Accounts payable                                  381               387
  Accounts payable-affiliates                        30                30
  Accrued Income taxes payable                       64                39
  Other Taxes Payable                                45                30
  Long-term debt due within one year                                  147
  Accrued interest                                   50                52
  Other accrued liabilities                          62                78
                                                 ------            ------
        Total current liabilities                   712             1,114
                                                 ------            ------

Deferred Credits:
  Customer advances for construction                 32                34
  Deferred income taxes                             380               373
  Deferred investment tax credits                    60                61
  Other deferred credits                            211               188
                                                 ------            ------
        Total deferred credits                      683               656
                                                 ------            ------
        Total                                    $3,819            $4,205
                                                 ======            ======


See Notes to Condensed Consolidated Financial Statements.

               SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARY
               CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
                           (Millions of Dollars)

                                                       Three Months Ended
                                                           March 31
                                                       ------------------
                                                       1998         1997
                                                      -----        -----
Cash Flows From Operating Activities:
  Net income                                           $ 48         $ 60
  Adjustments to reconcile net income to
   net cash provided by operating activities:
   Depreciation                                          63           62
   Deferred income taxes                                  7            6
   Other                                                 (7)          (3)
  Net change in other working capital
   components                                           421          184
                                                       ----         ----
      Net cash provided by operating
       activities                                       532          309
                                                       ----         ----
Cash Flows from Investing Activities:
  Expenditures for utility plant                        (22)         (30)
  Increase in other assets                              (13)
                                                       ----         ----
      Net cash used in investing activities             (35)         (30)
                                                       ----         ----

Cash Flows from Financing Activities:
  Redemption of preferred stock                         (75)
  Increase in long-term debt                             75
  Decrease in long-term debt                           (149)         (20)
  Decrease in short-term debt                          (271)        (172)
  Dividends paid                                        (56)         (57)
                                                       ----         ----
     Net cash used in financing
      activities                                       (476)        (249)
                                                       ----         ----

Increase in Cash and Cash Equivalents                    21           30
Cash and Cash Equivalents, January 1                                  14
                                                       ----         ----
Cash and Cash Equivalents, March 31                    $ 21         $ 44
                                                       ====         ====
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period:
      Interest (net of amount capitalized)             $ 24         $ 19
                                                       ====         ====
      Income Taxes                                     $ 33         $ 13
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

As a result of the combination, the Parent and Enova will become subsidiaries of a new holding company, named Sempra Energy, and their common shareholders will become shareholders of the new holding company. Pacific Enterprises' common shareholders will receive 1.5038 shares of the new holding company common stock for each of their shares of the Parent's common stock, and Enova common shareholders will receive one share of the new holding company's common stock for each of their shares of Enova common stock. Preferred stock of the Parent, Southern California Gas Company (Company) and SDG&E will remain outstanding.

The new holding company will be incorporated in California and will be exempt from the Public Utility Holding Company Act as an intrastate holding company.

On March 26, 1998, the California Public Utilities Commission (CPUC) approved the merger of the Parent and Enova. The decision determined that savings from synergies and cost avoidances be shared between customers and shareholders over a five-year period, for a total net savings of approximately $340 million.

In its decision, the commission found that the merger satisfied the key criteria: that it will benefit the state and local economies and customers, maintain or improve the financial condition of the utilities and quality of management, and be fair to employees and shareholders.

Additional elements of the CPUC decision include:

     - Divestiture by SDG&E of its gas-fired generation units, which is already in progress, and sale by the Company of its options to purchase those portions of the Kern River and Mojave Pipeline gas transmission facilities within California by September 1, 1998. These options are not exercisable until the year 2012.

     - Acknowledgment that the merger will have no significant effect on the environment under the California Environmental Quality Act.

     - Allowance of $148 million in costs to achieve the merger, rather than the $202 million originally sought by the companies. The difference includes transaction costs for investment bankers, employee retention and communications.

Final regulatory approvals still must be obtained from the Federal Energy Regulatory Commission (FERC), which already conditionally approved the merger on June 25, 1997, and the Securities and Exchange Commission.

Expenses incurred in connection with the merger are $1 million and $3 million, after-tax, for the three month period ended March 31, 1998 and 1997, respectively. These costs consist primarily of investment banking, legal, regulatory and consulting fees.


2. SUMMARY OF ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements have been prepared in accordance with the interim period reporting requirements of Form 10-Q. Reference is made to the Form 10-K for the year ended December 31, 1997 for additional information.

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

In conformity with generally accepted accounting principles, the Company's accounting policies reflect the financial effects of rate regulation authorized by the CPUC. The Company applies the provisions of the Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71). This statement requires cost-based rate regulated entities that meet certain criteria to reflect the authorized recovery of costs due to regulatory decisions in their financial statements. The Company continues to meet the criteria of SFAS 71 in accounting for its regulated operations.

Income taxes are calculated in accordance with SFAS 109. Income tax expense recognized in a period is the amount of tax currently payable plus or minus the change in the aggregate deferred tax assets and liabilities. Deferred taxes are recorded to recognize the future tax consequences of events that have been recognized in the financial statements or tax returns. For additional information regarding income taxes, see Footnote 4 of Notes to Consolidated Financial Statements in the Company's 1997 Form 10-K filing.

Estimated liabilities for environmental remediation are recorded when the amounts are probable and estimable. Amounts authorized to be recovered in rates are recorded as regulatory assets. Possible recoveries of environmental remediation liabilities from third parties are not deducted from the liability shown on the balance sheet. For additional information regarding commitments and contingencies, see Footnote 5 of Notes to Consolidated Financial Statements in the Company's 1997 Form 10-K filing.


3.   COMPREHENSIVE INCOME

In Conformity with generally accepted accounting principles, the Company has adopted Statement of Financial Accounting Standard's No. 130 "Reporting
Comprehensive Income." Comprehensive income for the period ended March 31, 1998 was $48 million.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements contained in this Form 10-Q and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's 1997 Form 10-K.


INFORMATION REGARDING FORWARD-LOOKING COMMENTS

The following discussion includes forward-looking statements with respect to matters inherently involving various risks and uncertainties. These statements are identified by the words "estimates", "expects", "anticipates", "plans", "believes" and similar expressions. These statements are necessarily based upon various assumptions involving judgments with respect to the future including, among others, national, regional and local economic, competitive and regulatory conditions, technological developments, inflation rates, interest rates, energy markets, weather conditions, business and regulatory decisions, and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company. Accordingly, while the Company believes that the assumptions are reasonable, there can be no assurance that they will approximate actual experience, or that the expectations will be realized.


CAPITAL RESOURCES AND LIQUIDITY

Cash flows from operations were $532 million for the three months ended March 31, 1998. This represents an increase of $223 million from 1997. The increase is primarily due to actual gas costs incurred being lower than amounts collected in rates resulting in a decrease in previously undercollected regulatory balancing accounts and an increase in gas volumes sold.

Capital expenditures were $22 million for the three months ended March 31 1998. Capital expenditures for utility plant are expected to be $180 million in 1998 and will be financed primarily by internally-generated funds.

Cash used for financing activities was $476 million for the three months ended March 31, 1998. This represents an increase of $227 million from the results of 1997. The increase was primarily due to greater long-term and short-term debt repayments and the repurchase of preferred stock. On February 2, 1998, the Company redeemed all outstanding shares of 7-3/4% Series Preferred Stock at a total price per share of $25.09. This total price per share consisted of a redemption price of $25 and $0.09 of unpaid dividends accruing to the date of redemption. The total cost to the Company was approximately $75.3 million.


RESULTS OF OPERATIONS

Net  income  for  the first quarter of 1998 was $48 million compared  to  $60 million for the same period in 1997. The decrease was primarily due to the lower base margin established in the Performance Based Regulation (PBR) decision which became effective on August 1, 1997 partially offset by lower operating and maintenance expenses than amounts authorized in rates (See "Regulatory Activity Influencing Future Performance").

The table below compares SoCalGas' throughput and revenues by customer class for the three months ended March 31, 1998 and 1997.

($ in Millions,      Gas Sales         Trans. & Exchg.          Total
vol. in billion
cubic feet)    Throughput  Revenue  Throughput  Revenue  Throughput  Revenue
1998:
Residential          96      $710          1       $ 4        97      $714
Comm'l/Ind'l.        24       153         81        66       105       219
Utility Elec.                             23        11        23        11
Wholesale                                 41        13        41        13
Exchange                                   2                   2
               -------------------------------------------------------------
Total in Rates      120       863        148        94       268       957
Bal. & Other                                                          (293)
                                                                      ----
Total Operating Revenue                                               $664*
                                                                      ====
1997:
Residential          84      $566          1       $ 3        85      $569
Comm'l/Ind'l.        25       175         76        65       101       240
Utility Elec.                             21        11        21        11
Wholesale                                 38        14        38        14
               -----------------------------------------------------------
Total in Rates      109      $741        136       $93       245       834

Bal. & Other                                                           (96)
                                                                      ----
Total Operating Revenue                                               $738*
                                                                      ====

* Includes inter-segment transactions


Operating revenue decreased $74 million for the three months ended March 31, 1998 due to the margin reduction established in PBR and lower cost of gas. Total throughput increased 23 Bcf primarily due to colder weather during the first quarter of 1998 compared to 1997.

Cost of gas distributed was $301 million and $350 million for the three months ended March 31, 1998 and 1997, respectively. The decrease is primarily due to a decrease in the average cost of gas purchased to $2.06 per thousand cubic feet (MCF) for the first quarter of 1998, compared to $2.90 per MCF for the first quarter of 1997. Under the current regulatory framework, changes in revenue resulting from changes in volumes in the core market and cost of gas do not affect net income.

Operating and maintenance expenses for the three months ended March 31, 1998 were $8 million lower compared to the same period in 1997, primarily due to a continuing emphasis on reducing operating costs to remain competitive in the energy market place.

Recent CPUC Regulatory Activity

Under  the  Gas Cost Incentive Mechanism (GCIM), the Company can recover  all costs within a "tolerance band" above the benchmark price and refunds all savings within a "tolerance band" below the benchmark price. The cost of purchases or savings outside the "tolerance band" are shared equally between customers and shareholders.

The Company's purchased gas costs were below the specified GCIM benchmark for the annual period ended March 1997. In June 1997, the Company filed a motion with the CPUC requesting a reward for shareholders under the procurement portion of the incentive mechanism. The amount will be recognized in income when a final CPUC decision (expected mid-1998) is issued.

The CPUC has approved the use of gas futures for managing risks associated with the GCIM. The Company enters into gas futures contracts in the open market on a limited basis to mitigate risk and better manage gas costs.


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

Under PBR, annual cost of capital proceedings are replaced by an automatic adjustment mechanism if changes in certain indices exceed established tolerances. The mechanism is triggered if actual interest rates increase or decrease by more than 150 basis points and are forecasted to vary by at least 150 basis points for the next year. If this occurs, there would be an automatic adjustment of rates for the change in the cost of capital according to a pre-established formula which applies a percentage of the change to various capital components.

For 1998, the Company is authorized to earn a rate of return on common equity of 11.6 percent and a 9.49 percent return on rate base, the same as in 1997.

The Company has considered the effect of Statement of Financial Accounting Standard No. 121 "Accounting for the Impairment of Long-Lived Assets and Long -Lived Assets to Be Disposed Of" on the Company's financial statements, including the potential effect of electric industry restructuring. Although the Company believes that the volume of gas transported may be adversely impacted by electric restructuring, it is not anticipated to result in an impairment of assets as defined in SFAS 121 because the expected discounted future cash flows from its investment in its gas transportation infrastructure is greater than its carrying amount.


PART II.  OTHER INFORMATION


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(b) Reports of Form 8-K filed during the quarter ended March 31, 1998. Other events - January 2, 1998.


SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN CALIFORNIA GAS COMPANY
-------------------------------
        (Registrant)

/s/ Ralph Todaro
-------------------------------
Ralph Todaro
Vice President and Controller
(Chief Accounting Officer and
duly authorized signatory)
Date:  May 11, 1998