Form 10-Q
period 1998-06-30
SOUTHERN CALIFORNIA GAS CO
filed 1998-08-14
CIK 92108

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

       [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                 June 30, 1998
                              -------------------------------------

Commission file number             1-1402
                      ---------------------------------------------

                         SOUTHERN CALIFORNIA GAS COMPANY
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  California                           95-1240705
---------------------------------------------    ------------------
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

Common stock outstanding:       Wholly owned by Pacific Enterprises

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

               SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
                 STATEMENT OF CONSOLIDATED INCOME (Unaudited)
                          (In millions of dollars)

                                    Three Months Ended    Six Months Ended
                                         June 30               June 30
                                    -------------------   ------------------
                                     1998        1997        1998      1997
                                    ------      -------    -------   ------
Operating Revenues                  $578         $575       $1,242   $1,303
                                    ----         ----       ------   ------
Operating Expenses:
  Cost of gas distributed            185          167          486      517
  Operating and maintenance          248          181          411      342
  Depreciation                        63           62          126      125
  Income taxes                        17           52           56       97
  Other taxes and franchise fees      24           22           53       49
                                    ----         ----       ------   ------
Total operating expenses             537          484        1,132    1,130
                                    ----         ----       ------   ------
Operating income                      41           91          110      173
                                    ----         ----       ------   ------

Other Income and (Deductions)         (3)          --           (3)      --
                                    ----         ----       ------   ------
Income Before Interest Charges
   and Preferred Dividends            38           91          107      173
                                    ----         ----       ------   ------
Interest Charges:
  Long-term debt                      18           20           38       41
  Other interest                       2           (1)           4        1
  Allowance for borrowed funds
     used during construction         (1)          --           (1)      (1)
                                    ----         ----       ------   ------
      Net interest charges            19           19           41       41
                                    ----         ----       ------   ------
Net Income                            19           72           66      132
Dividends on Preferred Stock          --            2            1        4
                                    ----         ----       ------   ------
Earnings Applicable to
 Common Stock                       $ 19         $ 70         $ 65    $ 128
                                    ====         ====       ======   ======

See notes to consolidated financial statements.



              SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                   ASSETS
                          (In millions of dollars)
                                                 June 30,     December 31,
                                                  1998           1997
                                               (Unaudited)
                                               -----------    -----------

Utility Plant - at original cost                 $6,024            $5,978
Accumulated depreciation                          3,019             2,904
                                                 ------            ------
      Utility plant - net                         3,005             3,074
                                                 ------            ------

Current Assets:
  Cash and cash equivalents                          42                --
  Accounts and notes receivable                     303               499
  Regulatory balancing accounts - net                --               355
  Deferred income taxes                              55                11
  Inventories                                        33                38
  Other                                               3                14
                                                 ------            ------
        Total current assets                        436               917
                                                 ------            ------
Regulatory Assets                                   224               214
                                                 ------            ------
        Total                                    $3,665            $4,205
                                                 ======            ======

See notes to consolidated financial statements.



               SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
                        CAPITALIZATION AND LIABILITIES
                          (In millions of dollars)
                                                 June 30,     December 31,
                                                   1998          1997
                                               (Unaudited)
                                                ---------     -----------

Capitalization:
  Common equity                                  $1,271            $1,370
  Preferred stock                                    21                97
  Long-term debt                                  1,041               968
                                                 ------            ------
         Total capitalization                     2,333             2,435
                                                 ------            ------

Current Liabilities:
  Short-term debt                                    46               351
  Long-term debt due within one year                 --               147
  Accounts payable                                  356               417
  Accrued interest                                   48                52
  Accrued taxes                                      23                69
  Regulatory balancing accounts - net                62                --
  Other                                             118                78
                                                 ------            ------
        Total current liabilities                   653             1,114
                                                 ------            ------

Deferred Credits:
  Customer advances for construction                 30                34
  Deferred income taxes                             385               373
  Deferred investment tax credits                    59                61
  Other deferred credits                            205               188
                                                 ------            ------
        Total deferred credits                      679               656
                                                 ------            ------
        Total                                    $3,665            $4,205
                                                 ======            ======

See notes to consolidated financial statements.



               SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
          CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS (Unaudited)
                          (In millions of dollars)
                                                        Six Months Ended
                                                            June 30
                                                       ------------------
                                                       1998         1997
                                                       ----        -----
Cash Flows From Operating Activities:
  Net income                                           $ 66         $132
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                        126          125
    Deferred income taxes                                12           12
    Other                                               (15)          (8)
    Net change in other working capital
     components                                         481          143
                                                       ----         ----
      Net cash provided by operating
       activities                                       670          404
                                                       ----         ----
Cash Flows from Financing Activities:
  Dividends paid                                       (110)        (181)
  Payment on long-term debt                            (149)        (188)
  Increase (decrease) in short-term debt               (305)           1
  Issuance of long-term debt                             75           --
  Redemption of preferred stock                         (75)          --
                                                       ----         ----
     Net cash used in financing activities             (564)        (368)
                                                       ----         ----
Cash Flows from Investing Activities:
  Expenditures for utility plant                        (54)         (78)
  Other - net                                           (10)          28
                                                       ----         ----
      Net cash used in investing activities             (64)         (50)
                                                       ----         ----

Increase (Decrease) in Cash and Cash Equivalents         42          (14)
Cash and Cash Equivalents, beginning of period           --           14
                                                       ----         ----
Cash and Cash Equivalents, end of period               $ 42         $ --
                                                       ====         ====
Supplemental Disclosure of Cash Flow Information:
      Income tax payments, net of refunds              $ 33         $ 93
                                                       ====         ====
      Interest payments, net of amount capitalized     $ 45         $ 44
                                                       ====         ====


See notes to consolidated financial statements.


SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  GENERAL

This Quarterly Report on Form 10-Q is a filing of Southern
California Gas Company (SoCalGas), a wholly owned subsidiary of Pacific Enterprises (PE). The financial statements presented herein represent the consolidated financial statements of SoCalGas and its subsidiaries.

The accompanying consolidated financial statements have been prepared in accordance with the interim-reporting requirements of Form 10-Q. This quarterly report should be read in conjunction with SoCalGas' 1997 Annual Report on Form 10-K which includes the financial statements and notes thereto, its Quarterly Report on Form 10-Q for the three months ended March 31, 1998, and the Current Report on Form 8-K filed by Sempra Energy (Commission no. 1-14201) with the Securities and Exchange Commission on June 30, 1998 in connection with the completion of the business combination of Pacific Enterprises and Enova Corporation.

Results of operations for interim periods are not necessarily indicative of results for the entire year. In the opinion of management, the accompanying statements reflect all adjustments necessary for a fair presentation. These adjustments are of a normal recurring nature. Certain changes in account classification have been made to prior presentations to conform to the current financial statement presentation.

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

2.  BUSINESS COMBINATION

On June 26, 1998 (pursuant to an October 1996 agreement) Enova Corporation (Enova) and Pacific Enterprises (PE) combined the two companies into a new company named Sempra Energy. As a result of the combination, (i) each outstanding share of common stock of Enova was converted into one share of common stock of Sempra Energy, (ii) each outstanding share of common stock of PE was converted into 1.5038 shares of common stock of Sempra Energy and
(iii) the preferred stock and/or preference stock of Enova's principal subsidiary, San Diego Gas & Electric Company (SDG&E); PE; and SoCalGas remain outstanding. Additional information on the business combination is discussed in the Current Report on Form 8-K filed by Sempra Energy (Commission no. 1-14201) on June 30, 1998 and incorporated herein by reference.

Expenses incurred in connection with the business combination are $32 million and $7 million, after-tax, for the six-month periods ended June 30, 1998 and 1997, respectively. These costs consist primarily of employee-related costs, and investment banking, legal, regulatory and consulting fees.

3.  COMPREHENSIVE INCOME

In conformity with generally accepted accounting principles, the Company has adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income." Comprehensive income for the three-month and the six-month periods ended June 30, 1998 and 1997 was equal to net income.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements contained in this Form 10-Q and Management's
Discussion and Analysis of Financial Condition and Results of
Operations contained in the Company's 1997 Form 10-K.

INFORMATION REGARDING FORWARD-LOOKING COMMENTS

The following discussion includes forward-looking statements within the definition of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. The words "estimates", "believes", "expects", "anticipates", "plans" and "intends," variations of such words, and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties. These statements are necessarily based upon various assumptions involving judgments with respect to the future including, among others, national, regional and local economic, competitive and regulatory conditions, technological developments, inflation rates, interest rates, energy markets, weather conditions, business and regulatory or legal decisions, and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company. Accordingly, while the Company believes that the assumptions are reasonable, there can be no assurance that they will approximate actual experience, or that the expectations will be realized.

CAPITAL RESOURCES AND LIQUIDITY

Cash flows from operations for the six-month period ended June 30, 1998 increased $266 million from the corresponding period in 1997. The increase is primarily due to gas costs' being lower than amounts collected in rates (resulting in a decrease in previously undercollected regulatory balancing accounts) and an increase in gas volumes sold.

Capital expenditures for utility plant are expected to be $180 million in 1998 and will be financed primarily by internally-generated funds.

Cash used for financing activities for the six-month period ended June 30, 1998 increased $196 million from the corresponding period in 1997. The increase is primarily due to greater short-term debt repayments and the repurchase of preferred stock. On February 2, 1998, the Company redeemed all outstanding shares of 7-3/4% Series Preferred Stock for a total cost of $75 million, including unpaid dividends.

RESULTS OF OPERATIONS

The decreases in net income are primarily due to the lower base margin established in the PBR decision (see below) and the business-combination costs discussed in Note 2 of the notes to consolidated financial statements.

The table below compares the Company's throughput and revenues by customer class for the six-month periods ended June 30, 1998 and 1997.

                                               Transportation
                             Gas Sales          and Exchanges            Total
                         -------------------  -------------------  -------------------
                         Throughput  Revenue  Throughput  Revenue  Throughput  Revenue
                        (Revenues in millions of dollars, volume in billion cubic feet)
                         -------------------  -------------------  -------------------
1998:
Residential                  154     $1,153         2     $  7         156     $1,160
Commercial and industrial     43        259       157      136         200        395
Utility electric
  generation                                       40       20          40         20
Wholesale                                          74       30          74         30
Exchange                                            3                    3
                         -------------------  -------------------  -------------------
Total in rates               197     $1,412       276     $193         473      1,605
Balancing accounts and other                                                     (363)
                                                                               -------
Total operating revenues                                                       $1,242
                                                                               =======

1997:
Residential                  128     $  866         1     $  5         129       $871
Commercial and industrial     44        280       149      124         193        404
Utility electric
  generation                                       56       28          56         28
Wholesale                                          69       31          69         31
Exchange                                            2        1           2          1
                         ------------------  -------------------  -------------------
Total in rates               172     $1,146       277     $189         449      1,335
Balancing accounts and other                                                      (32)
                                                                               -------
Total operating revenues                                                       $1,303
                                                                               =======


The decrease in year-to-date operating revenues is primarily due to the margin reduction established in PBR (see below) and lower prices for gas. The increase in total throughput was primarily due to colder weather in 1998 compared to 1997.

The decrease in the cost of gas is primarily due to a decrease in the average cost of gas purchased to $2.11 per thousand cubic feet
(MCF) for the six-month period ended June 30, 1998, compared to $2.45 per MCF in the corresponding period of 1997. Under the current regulatory framework, changes in revenue resulting from changes in core market volumes and cost of gas do not affect net income.

The increase in operating and maintenance expense is primarily due to the favorable settlements of contingencies in the first half of 1997.

Recent CPUC Regulatory Activity

Under the Gas Cost Incentive Mechanism (GCIM), the Company can recover all costs within a "tolerance band" above the benchmark price and refunds all savings within the tolerance band below the benchmark price. The cost of purchases or savings outside the tolerance band is shared equally between customers and shareholders.

The Company's gas costs were below the specified GCIM benchmark for the annual period ended March 1997. In June 1997 the Company filed a motion with the CPUC requesting a reward for shareholders under the procurement portion of the incentive mechanism. A reward of $11 million was approved by the CPUC in June 1998 and is included in income for the three-month period ended June 30, 1998.

The CPUC has approved the use of gas futures for managing risks associated with the GCIM. The Company enters into gas futures contracts in the open market on a limited basis to mitigate risk and better manage gas costs.

Regulatory Activity Influencing Future Performance

On July 16, 1997, the CPUC issued its final decision on the Company's application for Performance Based Ratemaking (PBR), which was filed with the CPUC in 1995.

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

The Company implemented the base-margin reduction on August 1, 1997, and all other PBR elements on January 1, 1998. The CPUC intends the PBR decision to be in effect for five years; however, the CPUC decision allows for the possibility that changes to the PBR mechanism could be adopted in a decision to be issued in the Company's 1998 Biennial Cost Allocation Proceeding (BCAP) application which is anticipated to become effective August 1, 1999.

Under PBR, annual Cost of Capital proceedings are replaced by an automatic adjustment mechanism if changes in certain indices exceed established tolerances. The mechanism is triggered if interest rates increase or decrease by more than 150 basis points and are forecasted to vary by at least 150 basis points for the next year. If this occurs, there would be an automatic adjustment of rates for the change in the cost of capital according to a pre-established formula which applies a percentage of the change to various capital components.

For 1998, the Company is authorized to earn a rate of return on common equity of 11.6 percent and a 9.49 percent return on rate base, the same as in 1997.

The Company has considered the effect of Statement of Financial Accounting Standard No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" (SFAS 121) on its financial statements, including the potential effect of electric industry restructuring. Although the Company believes that the volume of gas transported may be adversely impacted by electric restructuring, it is not anticipated to result in an impairment of assets as defined in SFAS 121 because the expected undiscounted future cash flows from the gas transportation infrastructure are greater than the assets' carrying amounts.

PART II.  OTHER INFORMATION


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

      Exhibit 27 - Financial Data Schedules

      27.1  Financial Data Schedule for the six months ended
            June 30, 1998 for SoCalGas.

(b)  Reports on Form 8-K

      A Current Report on Form 8-K filed on July 1, 1998 announced the completion of the business combination between Enova
      Corporation and Pacific Enterprises, and the related changes in control.

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

                                    SOUTHERN CALIFORNIA GAS COMPANY
                                    -------------------------------
                                           (Registrant)





                                        /s/  Warren Mitchell
Date: August 14, 1998               By: ---------------------------
                                             Warren Mitchell
                                          Chairman and President