Form 10-Q
period 1998-09-30
SOUTHERN CALIFORNIA GAS CO
filed 1998-11-02
CIK 92108

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

       [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended       September 30, 1998
                              -------------------------------------

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


ITEM 1.  FINANCIAL STATEMENTS.

               SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
                 STATEMENT OF CONSOLIDATED INCOME (Unaudited)
                          (In millions of dollars)
                                     Three Months Ended    Nine Months Ended
                                       September 30         September 30
                                    -------------------   ------------------
                                      1998       1997       1998      1997
                                     ------     ------     ------    ------
Operating Revenues                   $  520     $  607     $1,762    $1,901
                                     ------     ------     ------    ------
Operating Expenses:
  Cost of gas distributed               162        235        648       752
  Operating and maintenance             164        172        575       505
  Depreciation                           64         63        190       188
  Income taxes                           39         43         95       140
  Other taxes and franchise fees         20         22         73        71
                                     ------     ------     ------    ------
Total operating expenses                449        535      1,581     1,656
                                     ------     ------     ------    ------
Operating income                         71         72        181       245
Other Income and (Deductions)             1          6         (2)        6
                                     ------     ------     ------    ------
Income Before Interest Charges
   and Preferred Dividends               72         78        179       251
                                     ------     ------     ------    ------
Interest Charges:
  Long-term debt                         19         20         57        61
  Other interest                          1          3          5         4
  Allowance for borrowed funds
     used during construction            (2)         -         (3)       (1)
                                     ------     ------     ------    ------
      Net interest charges               18         23         59        64
                                     ------     ------     ------    ------
Net Income                               54         55        120       187
Dividends on Preferred Stock              -          1          1         5
                                     ------     ------     ------    ------
Earnings Applicable to
 Common Stock                        $   54     $   54     $  119    $  182
                                     ======     ======     ======    ======

See notes to consolidated financial statements.





              SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                   ASSETS
                          (In millions of dollars)
                                               September 30,  December 31,
                                                  1998           1997
                                               (Unaudited)
                                               -------------  -----------

Utility plant - at original cost                 $6,043            $5,978
Accumulated depreciation                          3,070             2,904
                                                 ------            ------
      Utility plant - net                         2,973             3,074
                                                 ------            ------

Current assets:
  Cash and cash equivalents                           6                 -
  Accounts and notes receivable                     235               499
  Regulatory balancing accounts - net                 1               355
  Deferred income taxes                              96                11
  Inventories                                        81                38
  Other                                              10                14
                                                 ------            ------
        Total current assets                        429               917
                                                 ------            ------
Regulatory assets                                   224               214
                                                 ------            ------
        Total                                    $3,626            $4,205
                                                 ======            ======

See notes to consolidated financial statements.





               SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
                        CAPITALIZATION AND LIABILITIES
                          (In millions of dollars)
                                               September 30,  December 31,
                                                   1998          1997
                                               (Unaudited)
                                                -----------   -----------

Capitalization:
  Common equity                                  $1,324            $1,370
  Preferred stock                                    21                97
  Long-term debt                                  1,042               968
                                                 ------            ------
         Total capitalization                     2,387             2,435
                                                 ------            ------

Current liabilities:
  Short-term debt                                    30               351
  Long-term debt due within one year                  -               147
  Accounts payable                                  381               417
  Accrued interest                                   50                52
  Accrued taxes                                      40                69
  Other                                              61                78
                                                 ------            ------
        Total current liabilities                   562             1,114
                                                 ------            ------

Deferred credits:
  Customer advances for construction                 29                34
  Deferred income taxes                             385               373
  Deferred investment tax credits                    59                61
  Other deferred credits                            204               188
                                                 ------            ------
        Total deferred credits                      677               656
                                                 ------            ------
        Total                                    $3,626            $4,205
                                                 ======            ======

See notes to consolidated financial statements.





               SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
          CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS (Unaudited)
                          (In millions of dollars)
                                                       Nine Months Ended
                                                          September 30
                                                       ------------------
                                                       1998         1997
                                                       ----        -----
Cash Flows From Operating Activities:
  Net income                                           $120         $187
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                        190          188
    Deferred income taxes                                12           17
    Other                                               (17)         (18)
    Net change in working capital                       431           (7)
                                                       ----         ----
      Net cash provided by operating
       activities                                       736          367
                                                       ----         ----
Cash Flows from Financing Activities:
  Dividends paid                                       (166)        (183)
  Payment on long-term debt                            (148)        (100)
  Increase (decrease) in short-term debt               (321)          18
  Issuance of long-term debt                             75            -
  Redemption of preferred stock                         (76)           -
                                                       ----         ----
     Net cash used in financing activities             (636)        (265)
                                                       ----         ----
Cash Flows from Investing Activities:
  Expenditures for utility plant                        (84)        (110)
  Other - net                                           (10)          21
                                                       ----         ----
      Net cash used in investing activities             (94)         (89)
                                                       ----         ----

Increase (Decrease) in Cash and Cash Equivalents          6           13
Cash and Cash Equivalents, beginning of period            -           14
                                                       ----         ----
Cash and Cash Equivalents, end of period               $  6         $ 27
                                                       ====         ====
Supplemental Disclosure of Cash Flow Information:
      Income tax payments, net of refunds              $ 61         $ 60
                                                       ====         ====
      Interest payments, net of amount capitalized     $204         $113
                                                       ====         ====


See notes to consolidated financial statements.






NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  GENERAL

This Quarterly Report on Form 10-Q is that of Southern California Gas Company (SoCalGas), a subsidiary of Pacific Enterprises (PE), which is a subsidiary of Sempra Energy. The financial statements herein are the consolidated financial statements of SoCalGas and its subsidiaries.

The accompanying consolidated financial statements have been prepared in accordance with the interim-period-reporting requirements of Form 10-Q. This Quarterly Report should be read in conjunction with the Company's 1997 Annual Report on Form 10-K, which includes the consolidated financial statements and notes thereto, and the annual "Management's Discussion & Analysis of Financial Condition and Results of Operations," its Quarterly Reports on Form 10-Q for the three months ended March 31, 1998 and for the three months ended June 30, 1998, and the Current Report on Form 8-K filed by Sempra Energy (Commission no. 1-14201) with the Securities and Exchange Commission on June 30, 1998 in connection with the completion of the business combination of Pacific Enterprises and Enova Corporation.

Results of operations for interim periods are not necessarily indicative of results for the entire year. In the opinion of management, the accompanying statements reflect all adjustments necessary for a fair presentation. These adjustments are of a normal recurring nature. Certain changes in classification have been made to prior presentations to conform to the current financial statement presentation.

In conformity with generally accepted accounting principles, SoCalGas's accounting policies reflect the financial effects of rate regulation authorized by the California Public Utilities Commission (CPUC). SoCalGas applies the provisions of the Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71). This statement requires cost-based rate-regulated entities that meet certain criteria to reflect the authorized recovery of costs due to regulatory decisions in their financial statements. SoCalGas continues to meet the criteria of SFAS 71 in accounting for its regulated operations.

2.  BUSINESS COMBINATION

On June 26, 1998 (pursuant to an October 1996 agreement) Enova and PE completed a business combination in which the two companies became subsidiaries of a new company named Sempra Energy. As a result of the combination, (i) each outstanding share of common stock of Enova was converted into one share of common stock of Sempra Energy, (ii) each outstanding share of common stock of PE was converted into 1.5038 shares of common stock of Sempra Energy and (iii) the preferred stock and/or preference stock of SDG&E, PE and SoCalGas remain outstanding. Additional information on the business combination is discussed in the Current Report on Form 8-K filed with the Securities and Exchange Commission by Sempra Energy on June 30, 1998.

Expenses incurred in connection with the business combination are $33 million, after tax, and $9 million, after tax, for the nine-month periods ended September 30, 1998 and 1997, respectively. These costs consist primarily of employee-related costs, and investment banking, legal, regulatory and consulting fees.

In conjunction with the business combination, on September 30, 1998 Enova's and PE's ownership interests in certain non-utility subsidiaries were transferred to Sempra Energy at book value.

3.  MATERIAL CONTINGENCIES

GAS INDUSTRY RESTRUCTURING

The gas industry experienced an initial phase of restructuring during the 1980s by deregulating gas sales to noncore customers. On January 21, 1998 the CPUC released a staff report initiating a project to assess the current market and regulatory framework for California's natural-gas industry. The general goals of the plan are to consider reforms to the current regulatory framework emphasizing market-oriented policies benefiting California natural-gas consumers.

On August 25, 1998 the Governor of California signed into law a bill prohibiting the CPUC from enacting any gas industry restructuring decision for core customers prior to January 1, 2000; the CPUC continues to study the issue. During the implementation moratorium, the CPUC will hold hearings throughout the state and intends to give the California Legislature a draft ruling before adopting a final market structure policy no earlier than January 1, 2000. SDG&E and SoCalGas will actively participate in this effort.

4.  COMPREHENSIVE INCOME

In conformity with generally accepted accounting principles, the Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Comprehensive income for the three-month and nine-month periods ended September 30, 1998 and 1997 was equal to net income.

ITEM 2.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the financial statements contained in this Form 10-Q and Management's
Discussion and Analysis of Financial Condition and Results of
Operations contained in the Company's 1997 Form 10-K.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q includes forward-looking statements within the definition of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words "estimates", "believes", "expects", "anticipates", "plans" and "intends," variations of such words, and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties. These statements are necessarily based upon various assumptions involving judgments with respect to the future including, among others, national, regional and local economic, competitive and regulatory conditions, technological developments, inflation rates, interest rates, energy markets, weather conditions, business and regulatory or legal decisions, and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company. Accordingly, while the Company believes that the assumptions are reasonable, there can be no assurance that they will approximate actual experience, or that the expectations will be realized.

BUSINESS COMBINATION

See Note 2 of the notes to consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Utility operations continue to be a major source of liquidity. In addition, financing needs are met primarily through issuances of short-term and long-term debt. These capital resources are expected to remain available. Cash requirements include utility capital expenditures, and repayments and retirements of long-term debt. Major changes in cash flows not described elsewhere are described below. Cash and cash equivalents at September 30, 1998 are available for investment in new energy-related domestic and international projects, the retirement of debt, and other corporate purposes.

OPERATING ACTIVITIES

Cash flows from operations increased primarily due to gas costs' being lower than amounts collected in rates (resulting in a decrease in previously undercollected regulatory balancing accounts) and an increase in gas volumes sold.

INVESTING ACTIVITIES

Capital expenditures are estimated to be $180 million for the full year 1998 and will be financed primarily by internally-generated funds. Construction, investment and financing programs are continuously reviewed and revised in response to changes in competition, customer growth, inflation, customer rates, the cost of capital, and environmental and regulatory requirements.

FINANCING ACTIVITIES

Net cash used in financing activities increased from the corresponding period in 1997 primarily due to greater short-term debt repayments of $148 million and $321 million, respectively, and the repurchase of preferred stock. On February 2, 1998, the Company redeemed all outstanding shares of 7-3/4% Series Preferred Stock for a total cost of $76 million, including unpaid dividends.

RESULTS OF OPERATIONS

UTILITY OPERATIONS

The table below compares SoCalGas' throughput and revenues by customer class for the nine-month periods ended September 30, 1998 and 1997.



                                               Transportation
                             Gas Sales          and Exchanges            Total
                         -------------------  -------------------  -------------------
                         Throughput  Revenue  Throughput  Revenue  Throughput  Revenue
                      (Throughput in billion cubic feet, revenue in millions of dollars)
                         -------------------  -------------------  -------------------
Nine Months Ended
September 30, 1998:
Residential                  189     $1,434         2     $  9         191     $1,443
Commercial and industrial     58        342       232      196         290        538
Utility electric
  generation                                      120       58         120         58
Wholesale and exchange                            119       48         119         48
                         -------------------  -------------------  -------------------
Total in rates               247     $1,776       473     $311         720      2,087
Balancing accounts and other                                                     (325)
                                                                               -------
Total operating revenues                                                       $1,762
                                                                               =======

Nine Months Ended
September 30, 1997:
Residential                  164     $1,160         2     $  8         166     $1,168
Commercial and industrial     60        369       227      191         287        560
Utility electric
  generation                                      128       61         128         61
Wholesale and exchange                            107       49         107         49
                          ------------------  -------------------  -------------------
Total in rates               224     $1,529       464     $309         688      1,838
Balancing accounts and other                                                       63
                                                                               -------
Total operating revenues                                                       $1,901
                                                                               =======

The decrease in year-to-date operating revenues is primarily due to the margin reduction established in PBR and lower prices for gas.
The increase in total throughput was primarily due to colder weather in 1998 compared to 1997.

The decrease in the cost of natural gas is primarily due to a decrease in the average cost of natural gas purchased for the nine-month period ended September 30, 1998, compared to the corresponding period of 1997. Under the current regulatory framework, changes in revenue resulting from core market changes in volumes and cost of natural gas do not affect net income.

YEAR 2000 ISSUES

Most companies are affected by the inability of many automated systems and applications to process the year 2000 and beyond. The Year 2000 issues are the result of computer programs and other automated processes using two digits to identify a year, rather than four digits. Any of the Company's computer programs that include date-sensitive software may recognize a date using "00" as representing the year 1900, instead of the year 2000, or "01" as 1901, etc., which could lead to system malfunctions. The Year 2000 issue impacts both Information Technology ("IT") systems and also non-IT systems, including systems incorporating "embedded processors". To address this problem, in 1996, both Pacific Enterprises and Enova Corporation established company-wide Year 2000 programs. These programs have now been consolidated into Sempra Energy's overall Year 2000 readiness effort. Sempra Energy has established a central Year 2000 Program Office which reports to the Company's Chief Information Technology Officer and reports periodically to the audit committee of the Board of Directors.

The Company's State of Readiness

Sempra Energy is identifying all IT and non-IT systems (including embedded systems) that might not be Year 2000 ready and categorizing them in the following areas: IT applications, computer hardware and software infrastructure, telecommunications, embedded systems, and third parties. The Company is currently evaluating its exposure in all of these areas. These systems and applications are being tracked and measured through four key phases: inventory, assessment, remediation/testing and Year 2000 readiness. The Company is prioritizing so that critical systems are being assessed and modified/replaced first. Critical systems are those applications and systems, including embedded processor technology, which, if not appropriately remediated, may have a significant impact on energy delivery, revenue collection or the safety of personnel, customers or facilities. The Company's Year 2000 testing effort includes functional testing of Year 2000 dates and validating that changes have not altered existing functionality. The Company uses an independent, internal review process to verify that the appropriate testing has occurred.

The Company's Year 2000 project is currently on schedule and the company estimates that all critical systems will be Year 2000 Ready by June 30, 1999. The Company defines "Year 2000 Ready" as suitable for continued use into the year 2000 with no significant operational problems.

Critical IT and non-IT applications have been inventoried and assessed for Year 2000 Readiness, and detailed plans are in place for required system modifications or replacements. Remediation and testing activities are well underway with approximately 58 percent of the systems currently Year 2000 Ready and are expected to be 100 percent by June 30, 1999. Inventory, assessment and testing activities for embedded systems are well underway with approximately 38 percent of the systems currently Year 2000 Ready. Inventory and assessment for all Company systems are in progress and expected to be completed by December 31, 1998.

Sempra Energy's current schedule for Year 2000 testing, readiness and development of contingency plans is subject to change depending upon the remediation and testing phases of the Company's compliance effort and upon developments that may arise as the Company continues to assess its computer-based systems and operations. In addition, this schedule is dependent upon the efforts of third parties, such as suppliers (including energy producers) and customers. Accordingly, delays by third parties may cause the Company's schedule to change.

The Costs to Address the Company's Year 2000 Issues

Sempra Energy's budget for the Year 2000 program is $48 million, of which $33 million has been spent. As the Company continues to assess its systems and as the remediation and testing efforts progress, cost estimates may change. The Company's Year 2000 readiness effort is being funded entirely by operating cash flows.

The Risks of the Company's Year 2000 Issues

Based upon its current assessment and testing of the Year 2000 issue, the Company believes the reasonably likely worst case Year 2000 scenarios to have the following impacts upon Sempra Energy and its operations. With respect to the Company's ability to provide energy to its domestic utility customers, the Company believes that the reasonably likely worst case scenario is for small, localized interruptions of natural gas or electrical service which are restored in a time frame that is within normal service levels. With respect to services that are essential to Sempra Energy's operations, such as customer service, business operations, supplies and emergency response capabilities, the scenario is for minor disruptions of essential services with rapid recovery and all essential information and processes ultimately recovered.

To assist in preparing for and mitigating these possible scenarios, Sempra Energy is a member of several industry-wide efforts established to deal with Year 2000 problems affecting embedded systems and equipment used by the nation's natural gas and electric power companies. Under these efforts, participating utilities are working together to assess specific vendors' system problems and to test plans. These assessments will be shared by the industry as a whole to facilitate Year 2000 problem solving.

A portion of this risk is due to the various Year 2000 Ready schedules of critical third party suppliers and customers. The Company is in the process of contacting its critical suppliers and customers to survey their Year 2000 remediation programs. While risks related to the lack of Year 2000 readiness by third parties could materially and adversely affect the Company's business, results of operations and financial condition, the Company expects its Year 2000 readiness efforts to reduce significantly the Company's level of uncertainty about the impact of third party Year 2000 issues on both its IT systems and non-IT systems.

The Company's Contingency Plans

Sempra Energy's contingency plans for Year-2000-related interruptions are being incorporated in the Company's existing overall emergency preparedness plans. To the extent appropriate, such plans will include emergency backup and recovery procedures, remediation of existing systems parallel with installation of new systems, replacing electronic applications with manual processes, identification of alternate suppliers and increasing inventory levels. The Company expects these contingency plans to be completed by the end of the second quarter in 1999. Due to the speculative and uncertain nature of contingency planning, there can be no assurances that such plans actually will be sufficient to reduce the risk of material impacts on the Company's operations due to Year 2000 issues.

FACTORS INFLUENCING FUTURE PERFORMANCE

Performance-Based Regulation (PBR)

To promote efficient operations and improved productivity and to move away from reasonableness reviews and disallowances, the CPUC has been encouraging utilities to use PBR. PBR has replaced the general rate case and certain other regulatory proceedings for both SoCalGas and SDG&E. Under PBR, regulators allow future income potential to be tied to achieving or exceeding specific performance and productivity measures, rather than relying solely on expanding utility rate base in a market where the company already has a highly developed infrastructure.

SoCalGas' PBR is in effect for five years; however, the CPUC decision allows for the possibility that changes to the PBR mechanism could be adopted in a decision to be issued in SoCalGas' 1999 Biennial Cost Allocation Proceeding (BCAP) application which is anticipated to become effective August 1, 1999.

Cost of Capital

Under PBR, annual Cost of Capital proceedings were replaced by an automatic adjustment mechanism if changes in certain indices exceed established tolerances. For 1998, SoCalGas is authorized to earn a rate of return on common equity of 11.6 percent and a 9.49 percent return on rate base, the same as in 1997.

Biennial Cost Allocation Proceeding (BCAP)

In October 1998 SoCalGas filed its 1999 BCAP application requesting that new rates become effective August 1, 1999 and remain in effect through December 31, 2002. The application seeks an overall decrease in gas rate revenues of $204 million.

Gas Cost Incentive Mechanism (GCIM)

Under the GCIM, SoCalGas can recover all costs within a "tolerance band" above a benchmark price and refunds all savings within the tolerance band below the benchmark price. Costs or savings outside the tolerance band are shared equally between customers and shareholders.

SoCalGas' natural-gas costs were below the specified GCIM benchmark for the annual period ended March 1997. In June 1997 SoCalGas filed a motion with the CPUC requesting a reward for shareholders under the procurement portion of the incentive mechanism. A reward of $11 million was approved by the CPUC in June 1998 and is included in income for the nine-month period ended September 30, 1998.

The CPUC has approved the use of natural-gas futures for managing risks associated with the GCIM. SoCalGas enters into natural-gas futures contracts in the open market on a limited basis to mitigate risk and better manage natural-gas costs.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

      Exhibit 27 - Financial Data Schedules

      27.1  Financial Data Schedule for the nine months ended
            September 30, 1998.

(b)  Reports on Form 8-K

      A Current Report on Form 8-K filed on June 30, 1998 announced the completion of the business combination between Enova
      Corporation and Pacific Enterprises, and the related changes in control.













                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SOUTHERN CALIFORNIA GAS COMPANY
                                    -------------------------------
                                           (Registrant)





                                    By:  /s/  Warren Mitchell
Date: October 30, 1998                  ---------------------------
                                             Warren Mitchell
                                          Chairman and President