Form 10-Q
period 1999-03-31
SOUTHERN CALIFORNIA GAS CO
filed 1999-05-17
CIK 92108

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

       [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended       March 31, 1999
                              -------------------------------------

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

ITEM 1.  FINANCIAL STATEMENTS.

              SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
               STATEMENTS OF CONSOLIDATED INCOME (Unaudited)
                           (Dollars in millions)

                                                         Three Months Ended
                                                              March 31,
                                                           ----------------
                                                            1999      1998
                                                           ------    ------


Operating Revenues                                          $607      $664
                                                            -----     -----
Expenses:
  Cost of natural gas distributed                            256       301
  Operation and maintenance                                  152       162
  Depreciation                                                64        63
  Income taxes                                                40        39
  Other taxes and franchise
   payments                                                   25        29
                                                            -----     -----
     Total                                                   537       594
                                                            -----     -----
Operating Income                                              70        70
                                                            -----     -----
Other Income and (Deductions):
  Regulatory interest                                         (3)        1
  Allowance for equity funds used during construction          1         1
  Income taxes on non-operating income                         1        (1)
  Other - net                                                 (1)       (1)
                                                            -----     -----
     Total                                                    (2)       --
                                                            -----     -----
Interest Charges:
  Long-term debt                                              19        20
  Other                                                        2         2
                                                            -----     -----
     Total                                                    21        22
                                                            -----     -----
Net Income                                                    47        48
Preferred Dividend Requirements                               --         1
                                                            -----     -----
Earnings Applicable to Common Shares                        $ 47      $ 47
                                                            =====     =====
See notes to Consolidated Financial Statements.





              SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                            (Dollars in millions)

                                                      Balance at
                                               --------------------------
                                               March 31,     December 31,
1999 1998
                                              (Unaudited)
                                               ---------      -----------
ASSETS:
Utility plant - at original cost                  $6,092           $6,063
  Less accumulated depreciation                   (3,173)          (3,111)
                                                  ------           ------
      Utility plant - net                          2,919            2,952
                                                  ------           ------

Current Assets:
  Cash and cash equivalents                          312               11
  Accounts receivable - trade                        380              453
  Due from affiliates                                 36               --
  Deferred income taxes                              194              157
  Natural gas in storage                               4               49
  Materials and supplies                              13               14
  Prepaid expenses                                    23               14
                                                  ------           ------
        Total current assets                         962              698
                                                  ------           ------
Regulatory assets                                    183              184
                                                  ------           ------
        Total                                     $4,064           $3,834
                                                  ======           ======


See notes to Consolidated Financial Statements.




               SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                            (Dollars in millions)

                                                        Balance at
                                              -----------------------------
                                               March 31,        December 31,
                                                 1999               1998
                                              (Unaudited)
                                              ------------      -----------
CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock                                   $  835           $   835
  Retained earnings                                 472               525
                                                 ------            ------
    Total common equity                           1,307             1,360
  Preferred stock                                    22                22
  Long-term debt                                    967               967
                                                 ------            ------
         Total capitalization                     2,296             2,349
                                                 ------            ------

Current Liabilities:
  Accounts payable - trade                          118               153
  Accounts payable - affiliates                      --               111
  Accounts payable - other                          222               221
  Regulatory balancing accounts
    overcollected - net                             392               129
  Other taxes payable                                45                31
  Accrued income taxes                               23                30
  Interest accrued                                   48                46
  Dividends payable                                 100                --
  Long-term debt due within one year                 75                75
  Other                                              91                75
                                                 ------            ------
        Total current liabilities                 1,114               871
                                                 ------            ------

  Customer advances for construction                 30                31
  Deferred income taxes - net                       361               323
  Deferred investment tax credits                    57                58
  Deferred credits and other liabilities            206               202
                                                 ------            ------
        Total deferred credits                      654               614
                                                 ------            ------
Commitments and contingent liabilities (Note 3)

        Total                                    $4,064            $3,834
                                                 ======            ======


See notes to Consolidated Financial Statements.






               SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
          CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (Unaudited)
                           (Dollars in millions)

                                                       Three Months Ended
                                                           March 31,
                                                       ------------------
                                                       1999         1998
                                                      -----        -----
Cash Flows from Operating Activities:
  Net income                                           $ 47         $ 48
  Adjustments to reconcile net income to
   Net cash provided by operating activities:
     Depreciation                                        64           63
     Deferred income taxes                               37            7
     Other - net                                        (16)          (7)
     Net change in other working capital components     204          421
                                                       ----         ----
      Net cash provided by operating
       activities                                       336          532
                                                       ----         ----
Cash Flows from Investing Activities:
  Capital expenditures                                  (32)         (22)
  Other - net                                            (3)         (13)
                                                       ----         ----
      Net cash used in investing activities             (35)         (35)
                                                       ----         ----

Cash Flows from Financing Activities:
  Redemption of preferred stock                          --          (75)
  Issuance of long-term debt                             --           75
  Payment on long-term debt                              --         (149)
  Decrease in short-term debt                            --         (271)
  Dividends paid                                         --          (56)
                                                       ----         ----
     Net cash used in financing
      activities                                         --         (476)
                                                       ----         ----

Increase in Cash and Cash Equivalents                   301           21
Cash and Cash Equivalents, January 1                     11           --
                                                       ----         ----
Cash and Cash Equivalents, March 31                    $312         $ 21
                                                       ====         ====
Supplemental Disclosure of Cash Flow Information:
  Interest payments (net of amount capitalized)        $ 19         $ 24
                                                       ====         ====
  Income tax payments                                  $ 53         $ 33
                                                       ====         ====
See notes to Consolidated Financial Statements.









NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  GENERAL

This Quarterly Report on Form 10-Q is that of Southern California Gas Company (SoCalGas or the Company), the principal subsidiary of Pacific Enterprises (PE). PE is a subsidiary of Sempra Energy, a
California-based Fortune 500 energy services company. The financial statements herein are the Consolidated Financial Statements of SoCalGas and its subsidiaries.

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

The Company's significant accounting policies, as well as those of its subsidiaries, are described in the notes to Consolidated Financial Statements in the Company's 1998 Annual Report. The same accounting policies are followed for interim reporting purposes.

This Quarterly Report should be read in conjunction with the Company's 1998 Annual Report, which includes the Consolidated
Financial Statements and notes thereto, and the annual "Management's Discussion & Analysis of Financial Condition and Results of
Operations."

In conformity with generally accepted accounting principles, SoCalGas' accounting policies reflect the financial effects of rate regulation authorized by the California Public Utilities Commission
(CPUC). SoCalGas applies the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71). This statement requires cost-based rate-regulated entities that meet certain criteria to reflect the authorized recovery of costs due to regulatory decisions in their financial statements. SoCalGas continues to meet the criteria of SFAS No. 71 in accounting for its regulated operations.

2.  BUSINESS COMBINATIONS

PE/Enova

On June 26, 1998 (pursuant to an October 1996 agreement) Enova and PE completed a business combination in which the two companies became subsidiaries of a new company named Sempra Energy. As a result of the combination, (i) each outstanding share of common stock of Enova was converted into one share of common stock of Sempra Energy, (ii) each outstanding share of common stock of PE was converted into 1.5038 shares of common stock of Sempra Energy and (iii) the preferred stock and/or preference stock of SDG&E, PE and SoCalGas remain outstanding. Additional information on the business combination is discussed in the Company's 1998 Annual Report.

Expenses incurred in connection with the business combination were $0.3 million, after tax, and $0.5 million, after tax, for the three-month periods ended March 31, 1999 and 1998, respectively. These costs consisted primarily of employee-related costs, and investment banking, legal, regulatory and consulting fees.

KN Energy

On February 22, 1999, Sempra Energy and KN Energy, Inc. (KN Energy) announced that their respective boards of directors had approved Sempra Energy's acquisition of KN Energy, subject to approval by the shareholders of both companies and by various federal and state regulatory agencies. If the transaction is approved, holders of KN Energy common stock will receive 1.115 shares of Sempra Energy common stock or $25 in cash, or some combination thereof, for each share of KN Energy common stock. In the aggregate, the cash portion of the transaction will constitute not more than 30 percent of the total consideration. The transaction will be treated as a purchase for accounting purposes. On March 30, 1999, Sempra Energy was notified that the U.S. Federal Trade Commission had granted the Company's request for early clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, with respect to the proposed merger.

3.  MATERIAL CONTINGENCIES

NATURAL GAS INDUSTRY RESTRUCTURING

The natural gas industry experienced an initial phase of restructuring during the 1980s by deregulating natural gas sales to noncore customers. On January 21, 1998, the CPUC released a staff report initiating a project to assess the current market and regulatory framework for California's natural gas industry. The general goals of the plan are to consider reforms to the current regulatory framework emphasizing market-oriented policies benefiting California's natural gas consumers.

In August 1998, California enacted a law prohibiting the CPUC from enacting any natural gas industry restructuring decision for core customers prior to January 1, 2000; the CPUC continues to study the issue. During the implementation moratorium, the CPUC will hold hearings throughout the state and intends to give the legislature a draft ruling before adopting a final market-structure policy. SDG&E and SoCalGas will actively participate in this effort.

4.  COMPREHENSIVE INCOME

In conformity with generally accepted accounting principles, the Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Comprehensive income for the three-month periods ended March 31, 1999 and 1998 was equal to net income.

5. SEGMENT INFORMATION

The Company has two separately managed reportable segments: natural gas distribution and natural gas transmission/storage. The accounting policies of the segments are the same as those described in the notes to Consolidated Financial Statements in the Company's 1998 Annual Report, and segment performance is evaluated by management based on reported operating income. Intersegment transactions are generally recorded the same as sales or transactions with third parties. Interest expense and income tax expense are not allocated to the reportable segments. Interest revenue is included in other income on the Statements of Consolidated Income herein. It is not allocated to the reportable segments. There were no significant changes in segment assets for the three months ended March 31, 1999.

--------------------------------------------------------------
                                      Three months ended
                                           March 31,
                                  ----------------------------
(Dollars in millions)                1999           1998
--------------------------------------------------------------
Revenues:
  Distribution                  $     517     $      555
  Transmission and storage            102            112
  Other                               (12)            (3)
                                 -----------------------
    Total                       $     607     $      664
                                 -----------------------
Segment Income:
  Distribution                  $     109     $       91
  Transmission and storage             12             20
  All other                           (11)            (2)
                                 -----------------------
    Total segment income              110            109

Interest expense                      (21)           (22)
Income tax expense                    (39)           (40)
Nonoperating income (expense)          (3)             1
                                 -----------------------
  Net income                    $      47     $       48
                                 -----------------------



ITEM 2.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the financial statements contained in this Form 10-Q and Management's
Discussion and Analysis of Financial Condition and Results of
Operations contained in the Company's 1998 Annual Report.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words "estimates," "believes," "expects," "anticipates," "plans" and "intends," variations of such words, and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties which could cause actual results to differ materially from those anticipated.

These statements are necessarily based upon various assumptions involving judgments with respect to the future including, among others, local, regional, national and international economic, competitive, political and regulatory conditions and developments; technological developments; capital market conditions; inflation rates; interest rates; energy markets; weather conditions; business, regulatory or legal decisions; the pace of deregulation of retail natural gas and electricity industries; the timing and success of business development efforts; and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company. Accordingly, while the Company believes that the assumptions are reasonable, there can be no assurance that they will approximate actual experience, or that the expectations will be realized. Readers are urged to review and consider carefully the risks, uncertainties and other factors which affect the Company's business described in this quarterly report and other reports filed by the Company from time to time with the Securities and Exchange Commission. Readers are cautioned not to put undue reliance on any forward-looking statements. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

BUSINESS COMBINATIONS

See Note 2 of the notes to Consolidated Financial Statements regarding the PE/Enova business combination and the KN Energy proposed merger.

CAPITAL RESOURCES AND LIQUIDITY

The Company's utility operations continue to be a major source of liquidity. In addition, working capital requirements are met through the issuance of short-term and long-term debt. These capital resources are expected to remain available. Cash requirements primarily include utility capital expenditures and repayments and retirements of long-term debt. Major changes in cash flows not described elsewhere are described below. Cash and cash equivalents at March 31, 1999 are available for investment in utility plant, the retirement of debt, and other corporate purposes.

CASH FLOWS FROM OPERATING ACTIVITIES

Cash flows from operations decreased primarily due to payments on behalf of affiliated companies and a decrease in collections on regulatory balancing accounts compared to 1998. Overcollected balancing accounts payable increased in 1999 and undercollected balancing accounts receivable decreased in 1998 due to actual natural gas costs' being lower than amounts collected in rates for both periods.

CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures for property, plant and equipment are estimated to be $170 million for the full year 1999 and will be financed primarily by internally generated funds. These expenditures will largely represent investment in rate base. Construction, investment and financing programs are continuously reviewed and revised in response to changes in competition, customer growth, inflation, customer rates, the cost of capital, and environmental and regulatory requirements.

CASH FLOWS FROM FINANCING ACTIVITIES

On February 2, 1998, the Company redeemed all outstanding shares of 7-3/4% Series Preferred Stock for a total cost of $76 million, including unpaid dividends.


RESULTS OF OPERATIONS

The table below summarizes the components of natural gas volumes and revenues by customer class for the three months ended March 31, 1999 and 1998.


Gas Sales, Transportation & Exchange
(Dollars in millions, volumes in billion cubic feet)

                                Gas Sales     Transportation & Exchange      Total
                           --------------------------------------------------------------
                           Throughput  Revenue  Throughput  Revenue   Throughput  Revenue
                           --------------------------------------------------------------
1999:
 Residential                     100   $  619           1     $  1          101   $  620
 Commercial and industrial        25      144          77       62          102      206
 Utility electric generation*                          16        7           16        7
 Wholesale                                             45       16           45       16
                           --------------------------------------------------------------
                                 125   $  763         139     $ 86          264      849
 Balancing accounts and other                                                       (242)
                                                                                 --------
   Total                                                                          $  607
-----------------------------------------------------------------------------------------

1998:
 Residential                      96   $  710           1     $  4           97   $  714
 Commercial and industrial        24      153          81       66          105      219
 Utility electric generation*                          23       11           23       11
 Wholesale                                             43       13           43       13
                           --------------------------------------------------------------
                                 120   $  863         148     $ 94          268      957
 Balancing accounts and other                                                       (293)
                                                                                 --------
   Total                                                                          $  664
-----------------------------------------------------------------------------------------
* The portion representing SDG&E's sales for electric generation includes margin only.


Natural gas revenues decreased 9 percent for the three-month period ended March 31, 1999, compared to the same period in 1998. The decrease was primarily due to a decrease in the average cost of natural gas and lower utility electric generating sales, partially offset by a slight increase in sales to residential customers due to customer growth and colder weather in 1999.

Cost of natural gas distributed decreased 15 percent for the three-month period ended March 31, 1999 compared to the same period in 1998. The decrease was primarily due to a decrease in the average cost of natural gas purchased and lower utility electric generating sales. Under the current regulatory framework, changes in revenue resulting from core market changes in volumes and the cost of natural gas do not affect net income.

Operating expenses decreased 6 percent for the three-month period ended March 31, 1999 compared to the same period in 1998 due to a continuing emphasis on reducing operating costs to remain competitive in the marketplace.

YEAR 2000 ISSUES

Most companies are affected by the inability of many automated systems and applications to process the year 2000 and beyond. The Year 2000 issues are the result of computer programs and other automated processes using two digits to identify a year, rather than four digits. Any of the Company's computer programs that include date-sensitive software may recognize a date using "00" as representing the year 1900, instead of the year 2000, or "01" as 1901, etc., which could lead to system malfunctions. The Year 2000 issue impacts both Information Technology ("IT") systems and also non-IT systems, including systems incorporating embedded processors. To address this problem, in 1996, both Pacific Enterprises and Enova Corporation established company-wide Year 2000 programs. These programs have now been consolidated into Sempra Energy's overall Year 2000 readiness effort. Sempra Energy has established a central Year 2000 Program Office, which reports to the Company's Chief Information Technology Officer and reports periodically to the audit committee of the Board of Directors.

The Company's State of Readiness

Sempra Energy has identified all IT and non-IT systems (including embedded systems) that might not be Year 2000 ready and categorizing them in the following areas: IT applications, computer hardware and software infrastructure, telecommunications, embedded systems, and third parties. The Company evaluated its exposure in all of these areas. These systems and applications are being tracked and measured through four key phases: inventory, assessment, remediation/testing, and Year 2000 readiness. The Company has prioritized so that, when possible, critical systems are being assessed and modified/replaced first. Critical systems are those applications and systems, including embedded processor technology, which, if not appropriately remediated, may have a significant impact on energy delivery, revenue collection or the safety of personnel, customers or facilities. The Company's Year 2000 testing effort includes functional testing of Year 2000 dates and validating that changes have not altered existing functionality. The Company uses an independent, internal review process to verify that the appropriate testing has occurred.

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


The Costs to Address the Company's Year 2000 Issues

Sempra Energy's budget for the Year 2000 program is $48 million, of which $40 million has been spent. As the Company continues to assess its systems and as the remediation and testing efforts progress, cost estimates may change. The Company's Year 2000 readiness effort is being funded entirely by operating cash flows.

The Risks of the Company's Year 2000 Issues

Based upon its current assessment and testing of the Year 2000 issue, the Company believes the reasonably likely worst case Year 2000 scenarios to have the following impacts upon Sempra Energy and its operations. With respect to the Company's ability to provide energy to its domestic utility customers, the Company believes that the reasonably likely worst case scenario is for small, localized interruptions of utility service which are restored in a time frame that is within normal service levels. With respect to services that are essential to Sempra Energy's operations, such as customer service, business operations, supplies and emergency response capabilities, the scenario is for minor disruptions of essential services with rapid recovery and all essential information and processes ultimately recovered.

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

A portion of this risk is due to the various Year 2000 Ready schedules of critical third party suppliers and customers. The Company continues to contact its critical suppliers and customers to survey their Year 2000 remediation programs. While risks related to the lack of Year 2000 readiness by third parties could materially and adversely affect the Company's business, results of operations and financial condition, the Company expects its Year 2000 readiness efforts to reduce significantly the Company's level of uncertainty about the impact of third party Year 2000 issues on both its IT systems and its non-IT systems.

The Company's Contingency Plans

Sempra Energy's contingency plans for Year-2000-related interruptions are being incorporated in the Company's existing overall emergency preparedness plans. To the extent appropriate, such plans will include emergency backup and recovery procedures, remediation of existing systems parallel with installation of new systems, replacing electronic applications with manual processes, identification of alternate suppliers and increasing inventory levels. These contingency plans are well underway and the Company plans to be completed by June 30, 1999. Due to the speculative and uncertain nature of contingency planning, there can be no assurances that such plans actually will be sufficient to reduce the risk of material impacts on the Company's operations due to Year 2000 issues.


FACTORS INFLUENCING FUTURE PERFORMANCE

Because of the ratemaking and regulatory process, electric and natural gas industry restructuring, and the changing energy marketplace, there are several factors that will influence the Company's future financial performance. These factors are discussed below.

KN Energy Acquisition

See discussion of the KN Energy acquisition in Note 2 of the notes to Consolidated Financial Statements.

Industry Restructuring

See discussion of industry restructuring in Note 3 of the notes to Consolidated Financial Statements.

Performance-Based Regulation (PBR)

To promote efficient operations and improved productivity and to move away from reasonableness reviews and disallowances, the CPUC has been directing utilities to use PBR. PBR has replaced the general rate case and certain other regulatory proceedings for both SoCalGas and SDG&E. Under PBR, regulators require future income potential to be tied to achieving or exceeding specific performance and productivity goals, as well as cost reductions, rather than relying solely on expanding utility rate base in a market where a utility already has a highly developed infrastructure.

SoCalGas' PBR is in effect through December 31, 2002; however, the CPUC decision allows for the possibility that changes to the PBR mechanism could be adopted in a decision to be issued in SoCalGas' 1999 Biennial Cost Allocation Proceeding (BCAP) application which is anticipated to become effective at year-end 1999.

Cost of Capital

Under PBR, annual Cost of Capital proceedings were replaced by an automatic adjustment mechanism if changes in certain indices exceed established tolerances. For 1999, SoCalGas is authorized to earn a rate of return on common equity (ROE) of 11.6 percent and a 9.49 percent return on rate base (ROR), unchanged from 1998.

Annual Earnings Assessment Proceeding

An application was filed in May 1999 to recover shareholder rewards for the Demand Side Management (DSM) programs and incentives earned for its energy-efficiency and low-income programs totaling $5 million. The revenue requirement increase is proposed to become effective on January 1, 2000. The DSM rewards and low-income program incentives will be collected and recorded in earnings over ten years. The energy-efficiency program incentives are recovered in one year. Rewards and incentives for these programs are subject to CPUC approval.

The CPUC has extended interim utility administration of energy-efficiency and low-income programs through December 31, 2001.


PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Except for the matters referred to in the Company's 1998 Annual Report or referred to elsewhere in this Quarterly Report on Form 10-Q for the three months ended March 31, 1999, neither the Company nor any of its affiliates is a party to, nor is its property the subject of, any material pending legal proceedings other than routine litigation incidental to its businesses.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE

At the annual meeting on May 11, 1999, the Company's shareholders elected 15 directors to hold office until the next annual meeting and until their successors have been elected and qualified. The name of each nominee and the number of shares voted for or withheld were as follows:

Nominees                    Votes For           Votes Withheld
-------------------------------------------------------------------
Hyla H. Bertea             91,350,677                 --
Ann L. Burr                91,350,677                 --
Herbert L. Carter          91,350,677                 --
Richard A. Collato         91,350,677                 --
Daniel W. Derbes           91,350,677                 --
Wilford D. Godbold, Jr.    91,350,677                 --
Robert H. Goldsmith        91,350,677                 --
William D. Jones           91,350,677                 --
Ignacio E. Lozano, Jr.     91,350,677                 --
Warren I. Mitchell         91,350,677                 --
Ralph R. Ocampo            91,350,677                 --
William G. Ouchi           91,350,677                 --
Richard J. Stegemeier      91,350,677                 --
Thomas C. Stickel          91,350,677                 --
Diana L. Walker            91,350,677                 --


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      Exhibit 10 - Material Contracts - Compensation

      10.1  Form of Sempra Energy Severance Pay Agreement

      Exhibit 27 - Financial Data Schedules

      27.1  Financial Data Schedule for the three months ended
      March 31, 1999.

(b)   Reports on Form 8-K

      None.








SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SOUTHERN CALIFORNIA GAS COMPANY
                                    -------------------------------
                                           (Registrant)





                                    By:  /s/  Warren Mitchell
Date: May 14, 1999                      ---------------------------
                                             Warren Mitchell
                                          Chairman and President












12

15