Form 10-Q
period 1999-06-30
SOUTHERN CALIFORNIA GAS CO
filed 1999-08-12
CIK 92108

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

       [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended        June 30, 1999
                              -------------------------------------

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


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

              SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
               STATEMENTS OF CONSOLIDATED INCOME (Unaudited)
                           (Dollars in millions)
                                                         Three Months Ended
                                                              June 30,
                                                           ----------------
                                                            1999      1998
                                                           ------    ------

Operating Revenues                                          $624      $578
                                                            -----     -----
Expenses:
  Cost of natural gas distributed                            241       185
  Operating expenses                                         193       248
  Depreciation                                                65        63
  Income taxes                                                41        17
  Franchise payments and other taxes                          20        24
                                                            -----     -----
     Total                                                   560       537
                                                            -----     -----
Operating Income                                              64        41
                                                            -----     -----
Other Income and (Deductions):
  Regulatory interest - net                                   (3)       (3)
  Allowance for equity funds used during construction          1        --
  Other - net                                                  4        --
                                                            -----     -----
     Total                                                     2        (3)
                                                            -----     -----
Income before interest charges and preferred dividends        66        38

Interest Charges:
  Long-term debt                                              18        18
  Other                                                        1         1
                                                            -----     -----
     Total                                                    19        19
                                                            -----     -----
Net Income                                                    47        19
Preferred Dividend Requirements                               (1)       --
                                                            -----     -----
Earnings Applicable to Common Shares                        $ 46      $ 19
                                                            =====    ======
See Notes to Consolidated Financial Statements.



             SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
               STATEMENTS OF CONSOLIDATED INCOME (Unaudited)
                           (Dollars in millions)
                                                           Six Months Ended
                                                               June 30,
                                                           ----------------
                                                            1999      1998
                                                           ------    ------

Operating Revenues                                        $1,231    $1,242
                                                           ------    ------
Expenses:
  Cost of natural gas distributed                            497       486
  Operating expenses                                         345       411
  Depreciation                                               129       126
  Income taxes                                                81        56
  Franchise payments and other taxes                          45        53
                                                            -----    ------
     Total                                                 1,097     1,132
                                                            -----    ------
Operating Income                                             134       110
                                                            -----    ------
Other Income and (Deductions):
  Regulatory interest - net                                   (6)       (3)
  Allowance for equity funds used during construction          2        --
  Income taxes on non-operating income                         1        --
  Other - net                                                  3        --
                                                            -----    ------
     Total                                                    --        (3)
                                                            -----    ------
Income before interest charges and preferred dividends       134       107

Interest Charges:
  Long-term debt                                              37        38
  Other                                                        3         3
                                                            -----    ------
     Total                                                    40        41
                                                            -----    ------
Net Income                                                    94        66
Preferred Dividend Requirements                               (1)       (1)
                                                            -----    ------
Earnings Applicable to Common Shares                        $ 93      $ 65
                                                            =====    ======

See notes to Consolidated Financial Statements.





              SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                            (Dollars in millions)
                                                      Balance at
                                               --------------------------
                                               June 30,       December 31,
                                                 1999            1998
                                              (Unaudited)
                                               ---------      -----------
ASSETS:
Utility plant - at original cost                  $6,119           $6,063
  Less accumulated depreciation                   (3,231)          (3,111)
                                                  ------           ------
      Utility plant - net                          2,888            2,952
                                                  ------           ------

Current Assets:
  Cash and cash equivalents                          194               11
  Accounts receivable                                254              453
  Due from affiliates                                186               --
  Income tax receivable                                8               --
  Deferred income taxes                              192              157
  Natural gas in storage                               3               49
  Materials and supplies                              12               14
  Prepaid expenses                                    19               14
                                                  ------           ------
        Total current assets                         868              698
                                                  ------           ------
Regulatory and other assets                          191              184
                                                  ------           ------
        Total                                     $3,947           $3,834
                                                  ======           ======


See notes to Consolidated Financial Statements.


               SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                            (Dollars in millions)
                                                        Balance at
                                              -----------------------------
                                               June 30,        December 31,
                                                 1999               1998
                                              (Unaudited)
                                              ------------      -----------
CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock                                   $  835           $   835
  Retained earnings                                 418               525
                                                 ------            ------
    Total common equity                           1,253             1,360
  Preferred stock                                    22                22
  Long-term debt                                    968               967
                                                 ------            ------
         Total capitalization                     2,243             2,349
                                                 ------            ------

Current Liabilities:
  Accounts payable - trade                          127               153
  Accounts payable - affiliates                      --               111
  Accounts payable - other                          250               221
  Regulatory balancing accounts
    overcollected - net                             360               129
  Other taxes payable                                17                31
  Accrued income taxes                               --                30
  Interest accrued                                   49                46
  Dividends payable                                 100                --
  Long-term debt due within one year                 75                75
  Other                                              69                75
                                                 ------            ------
        Total current liabilities                 1,047               871
                                                 ------            ------

  Customer advances for construction                 28                31
  Deferred income taxes - net                       366               323
  Deferred investment tax credits                    56                58
  Deferred credits and other liabilities            207               202
                                                 ------            ------
        Total deferred credits                      657               614
                                                 ------            ------
Commitments and contingent liabilities (Note 3)

        Total                                    $3,947            $3,834
                                                 ======            ======
See notes to Consolidated Financial Statements.

               SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
          CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (Unaudited)
                           (Dollars in millions)
                                                        Six Months Ended
                                                            June 30,
                                                       ------------------
                                                       1999         1998
                                                       -----        -----
Cash Flows from Operating Activities:
  Net income                                           $ 94         $ 66
  Adjustments to reconcile net income to
   Net cash provided by operating activities:
     Depreciation                                       129          126
     Deferred income taxes                               42           12
     Other - net                                         (1)         (15)
     Net change in other working capital components      89          481
                                                       ----         ----
      Net cash provided by operating
       activities                                       353          670
                                                       ----         ----
Cash Flows from Investing Activities:
  Capital expenditures                                  (66)         (54)
  Other - net                                            (4)         (10)
                                                       ----         ----
      Net cash used in investing activities             (70)         (64)
                                                       ----         ----

Cash Flows from Financing Activities:
  Redemption of preferred stock                          --          (75)
  Issuance of long-term debt                             --           75
  Payment on long-term debt                              --         (149)
  Decrease in short-term debt                            --         (305)
  Dividends paid                                       (100)        (110)
                                                       ----         ----
     Net cash used in financing
      activities                                       (100)        (564)
                                                       ----         ----

Increase in Cash and Cash Equivalents                   183           42
Cash and Cash Equivalents, January 1                     11           --
                                                       ----         ----
Cash and Cash Equivalents, June 30                     $194         $ 42
                                                       ====         ====
Supplemental Disclosure of Cash Flow Information:
  Interest payments (net of amount capitalized)        $ 37         $ 45
                                                       ====         ====
  Income tax payments (net of refunds)                 $119         $ 33
                                                       ====         ====
See notes to Consolidated Financial Statements.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  GENERAL

This Quarterly Report on Form 10-Q is that of the Southern California Gas Company (SoCalGas or the Company), the principal subsidiary of Pacific Enterprises (PE). PE is a wholly owned subsidiary of Sempra Energy, a California-based Fortune 500 energy services company. The financial statements herein are the Consolidated Financial Statements of SoCalGas and its subsidiaries.

The accompanying Consolidated Financial Statements have been prepared in accordance with the interim-period-reporting requirements of Form 10-Q. Results of operations for interim periods are not necessarily indicative of results for the entire year. In the opinion of management, the accompanying statements reflect all adjustments necessary for a fair presentation. These adjustments are only of a normal recurring nature.

The Company's significant accounting policies, as well as those of its subsidiaries, are described in the notes to Consolidated Financial Statements in the Company's 1998 Annual Report. The same accounting policies are followed for interim reporting purposes.

This Quarterly Report should be read in conjunction with the Company's 1998 Annual Report and its Quarterly Report on Form 10-Q for the three months ended March 31, 1999. The Company's 1998 Annual Report includes the Consolidated Financial Statements and notes thereto, and "Management's Discussion & Analysis of Financial
Condition and Results of Operations."

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

2.  BUSINESS COMBINATIONS

PE/Enova

On June 26, 1998 (pursuant to an October 1996 agreement) Enova Corporation (Enova), the parent corporation of San Diego Gas & Electric (SDG&E), and PE completed a business combination in which the two companies became subsidiaries of a new company named Sempra Energy. As a result of the combination, (i) each outstanding share of common stock of Enova was converted into one share of common stock of Sempra Energy, (ii) each outstanding share of common stock of PE was converted into 1.5038 shares of common stock of Sempra Energy and
(iii) the preferred stock and/or preference stock of SDG&E, PE and SoCalGas remain outstanding. Additional information on the business combination is discussed in the Company's 1998 Annual Report.

Expenses incurred in connection with the above were $0.5 million, after tax, and $32 million, after tax, for the six-month periods ended June 30, 1999 and 1998, respectively, of which $0.2 million, after tax, and $31 million, after tax, respectively, occurred during the three months ended June 30, 1999 and 1998.

KN Energy

On February 22, 1999, Sempra Energy and KN Energy, Inc. (KN Energy) announced that their respective boards of directors had approved Sempra Energy's acquisition of KN Energy, subject to approval by the shareholders of both companies and by various federal and state regulatory agencies. On June 21, 1999, Sempra Energy and KN Energy announced that they had agreed to terminate the proposed acquisition.

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

4.  COMPREHENSIVE INCOME

In conformity with generally accepted accounting principles, the Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Comprehensive income for the six-month periods ended June 30, 1999 and 1998 was equal to net income.

5. SEGMENT INFORMATION

The Company has two separately managed reportable segments: natural gas distribution and natural gas transmission/storage. The accounting policies of the segments are the same as those described in the notes to Consolidated Financial Statements in the Company's 1998 Annual Report, and segment performance is evaluated by management based on reported operating income. Intersegment transactions are generally recorded the same as sales or transactions with third parties. Interest expense and income tax expense are not allocated to the reportable segments. Interest revenue is included in other income on the Statements of Consolidated Income herein. It is not allocated to the reportable segments. There were no significant changes in segment assets for the six months ended June 30, 1999.


---------------------------------------------------------------------
                              Three months ended     Six months ended
                                   June 30,              June 30,
                             ----------------------------------------
(Dollars in millions)          1999       1998      1999       1998
---------------------------------------------------------------------
Revenues:
  Distribution               $  490     $  472     $1,007    $1,027
  Transmission and storage      130        106        232       218
  Other                           4         --         (8)       (3)
                             ----------------------------------------
    Total                    $  624     $  578     $1,231    $1,242
                             ----------------------------------------
Segment Income:
  Distribution               $   84     $   53     $  193    $  144
  Transmission and storage       17          3         29        22
  All other                       4          2         (7)       --
                             ----------------------------------------
    Total segment income        105         58        215       166

Interest expense                (19)       (19)       (40)      (41)
Income tax expense              (41)       (17)       (80)      (56)
Nonoperating expense              2         (3)        (1)       (3)
                             ----------------------------------------
  Net income                 $   47     $   19     $   94    $   66
                             ----------------------------------------



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

BUSINESS COMBINATIONS

See Note 2 of the notes to Consolidated Financial Statements regarding the PE/Enova business combination and the agreement to terminate the KN Energy acquisition.

CAPITAL RESOURCES AND LIQUIDITY

The Company's utility operations continue to be a major source of liquidity. In addition, working capital requirements are met through the issuance of short-term and long-term debt. These capital resources are expected to remain available. Major changes in cash flows not described elsewhere are described below. Cash and cash equivalents at June 30, 1999 are available for investment in utility plant, the retirement of debt, and other corporate purposes.

CASH FLOWS FROM OPERATING ACTIVITIES

Cash flows from operations decreased primarily due to payments on behalf of affiliated companies, and less overcollections on regulatory balancing accounts compared to 1998.

CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures for property, plant and equipment are estimated to be $150 million for the full year 1999 and will be financed primarily by internally generated funds. These expenditures will largely represent investment in rate base. Construction, investment and financing programs are continuously reviewed and revised in response to changes in competition, customer growth, inflation, customer rates, the cost of capital, and environmental and regulatory requirements.

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash used in financing activities decreased primarily due to greater long-term and short-term debt repayments and the redemption of SoCalGas' preferred stock in 1998. On February 2, 1998, SoCalGas redeemed all outstanding shares of its 7-3/4% Series Preferred Stock for a total cost of $75 million, including unpaid dividends.

RESULTS OF OPERATIONS

Natural gas revenues increased 7 percent for the three-month period ended June 30, 1999, compared to the same period in 1998. Natural gas revenues decreased one percent for the six-month period ended June 30, 1999 compared to the same period of 1998. The increase for the second quarter was primarily due to higher sales to residential customers due to colder weather and customer growth, and higher sales to commercial and industrial customers. The decrease for the six-month period was primarily due to a decrease in the average cost of natural gas.

Cost of natural gas distributed increased 30 percent and 2 percent for the three-month and six-month periods ended June 30, 1999 compared to the same period in 1998. The increases were due to the higher sales, affected by higher prices during the three months and lower prices during the six months. Under the current regulatory framework, changes in revenue resulting from core market changes in volumes and the cost of natural gas do not affect net income.

Utility operating expenses decreased 22 percent and 16 percent for the three-month and six-month periods ended June 30, 1999 compared to the same period in 1998 primarily due to lower business-combination costs and a continuing emphasis on reducing operating costs to remain competitive in the marketplace.

The table below summarizes the components of natural gas volumes and revenues by customer class for the six months ended June 30, 1999 and 1998.


Gas Sales, Transportation & Exchange
(Dollars in millions, volumes in billion cubic feet)

                                Gas Sales     Transportation & Exchange      Total
                           --------------------------------------------------------------
                           Throughput  Revenue  Throughput  Revenue   Throughput  Revenue
                           --------------------------------------------------------------
1999:
 Residential                      162     $1,017         1    $  4         162     $1,021
 Commercial and industrial         46        241       152     122         198        363
 Utility electric generation       --         --        49      20          49         20
 Wholesale                         --         --        80      28          80         28
                           --------------------------------------------------------------
                                  208     $1,258       282    $174         489     $1,432
 Balancing accounts and other                                                        (201)
                                                                                 --------
   Total                                                                           $1,231
-----------------------------------------------------------------------------------------

1998:
 Residential                      154     $1,153         2    $  7         156     $1,160
 Commercial and industrial         43        259       157     136         200        395
 Utility electric generation       --         --        40      20          40         20
 Wholesale                         --         --        77      30          77         30
                           --------------------------------------------------------------
                                  197     $1,412       276    $193         473      1,605
 Balancing accounts and other                                                        (363)
                                                                                 --------
   Total                                                                           $1,242
-----------------------------------------------------------------------------------------


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

The Company's State of Readiness

Sempra Energy has identified all significant IT and non-IT systems (including embedded systems) that might not be Year 2000 ready and categorizing them in the following areas: IT applications, computer hardware and software infrastructure, telecommunications, embedded systems, and third parties. The Company evaluated its exposure in all of these areas. These systems and applications are being tracked and measured through four key phases: inventory, assessment, remediation/testing, and Year 2000 readiness. The Company has prioritized so that, when possible, critical systems are being assessed and modified/replaced first. Critical systems are those applications and systems, including embedded processor technology, which, if not appropriately remediated, may have a significant impact on energy delivery, revenue collection or the safety of personnel, customers or facilities. The Company's Year 2000 testing effort includes functional testing of Year 2000 dates and validating that changes have not altered existing functionality. The Company uses an independent, internal review process to verify that the appropriate testing has occurred.

The Company's Year 2000 project is currently on schedule, with critical energy delivery systems for both SoCalGas and SDG&E Year
2000 Ready as of June 30, 1999. The Company defines "Year 2000 Ready" as suitable for continued use into the year 2000 with no significant operational problems.

Sempra Energy's current schedule for Year 2000 testing and readiness for non-critical systems is to be completed by the fourth quarter of 1999. In certain cases, this schedule is dependent upon the efforts of third parties, such as suppliers (including energy producers) and customers. Accordingly, delays by third parties may cause the Company's schedule to change. In addition, a continued readiness management process has been implemented to monitor and review the progress of Year 2000 readiness of the Company's systems.

The Costs to Address the Company's Year 2000 Issues

Sempra Energy's budget for the Year 2000 program is $48 million, of which $43 million has been spent. As the Company continues to assess its systems and as the remediation and testing efforts progress, cost estimates may change. The Company's Year 2000 readiness effort is being funded entirely by operating cash flows.

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

The Company's Contingency Plans

The Company's contingency plans for Year-2000-related interruptions have been completed and were submitted to the CPUC on July 1, 1999. These plans will continue to be revised and improved during the remainder of 1999. The contingency plans include emergency backup and recovery procedures, replacing electronic applications with manual processes, and identification of alternate suppliers along with increasing inventory levels. In addition, the following key contingency actions will be taken.

-- Only critical system changes will be implemented during December 1999 and January 2000.
-- An hour-by-hour plan will be developed to cover key contingency actions.
-- On-site staffing will be in place at key operational and administrative locations.
-- Designated standby staff will be on-call with thirty-minute availability.
-- Emergency Operations Centers will be activated on December
31, 1999.
-- Walk-through drills will be held during the fourth quarter of 1999.

Due to the speculative and uncertain nature of contingency planning, there can be no assurances that such plans actually will be sufficient to reduce the risk of material impacts on the Company's operations due to Year 2000 issues.

FACTORS INFLUENCING FUTURE PERFORMANCE

Because of the ratemaking and regulatory process, electric and natural gas industry restructuring, and the changing energy marketplace, there are several factors that will influence the Company's future financial performance. These factors are discussed in this section below.

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

Biennial Cost Allocation Proceeding (BCAP)

The BCAP determines how a utility's costs are allocated among various customer classes (residential, commercial, industrial, etc.). SoCalGas filed the 1999 BCAP application in October 1998, with hearings held during the first half of 1999. At the conclusion of hearings, a joint BCAP recommendation was reached proposing, among other things, an overall natural gas rate reduction of $229 million for SoCalGas. A CPUC decision is expected in early 2000.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Except for the matters referred to in the Company's 1998 Annual Report or referred to elsewhere in this Quarterly Report on Form 10-Q for the six months ended June 30, 1999, neither the Company nor any of its affiliates is a party to, nor is its property the subject of, any material pending legal proceedings other than routine litigation incidental to its businesses.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

      Exhibit 27 - Financial Data Schedules

      27.1  Financial Data Schedule for the six months ended
      June 30, 1999.

(b)  Reports on Form 8-K

      None.








                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SOUTHERN CALIFORNIA GAS COMPANY
                                    -------------------------------
                                           (Registrant)





                                   By:  /s/  Warren Mitchell
Date: August 12, 1999                  ---------------------------
                                             Warren Mitchell
                                          Chairman and President