Form 10-Q
period 1999-09-30
SOUTHERN CALIFORNIA GAS CO
filed 1999-11-12
CIK 92108

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

       [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended        September 30, 1999
                              -------------------------------------

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


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

              SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
               STATEMENTS OF CONSOLIDATED INCOME (Unaudited)
                           (Dollars in millions)
                                                         Three Months Ended
                                                            September 30,
                                                           ----------------
                                                            1999      1998
                                                           ------    ------

Operating Revenues                                          $562      $520
                                                            -----     -----
Expenses:
  Cost of natural gas distributed                            188       162
  Operating expenses                                         179       164
  Depreciation                                                65        64
  Income taxes                                                42        39
  Franchise payments and other taxes                          20        20
                                                            -----     -----
     Total                                                   494       449
                                                            -----     -----
Operating Income                                              68        71
                                                            -----     -----
Other Income and (Deductions):
  Regulatory interest - net                                   (6)       --
  Allowance for equity funds used during construction         --        --
  Income taxes on non-operating income                        (1)       (4)
  Other - net                                                  8         5
                                                            -----     -----
     Total                                                     1         1
                                                            -----     -----
Income before interest charges and preferred dividends        69        72

Interest Charges:
  Long-term debt                                              19        19
  Other                                                        2        (1)
                                                            -----     -----
     Total                                                    21        18
                                                            -----     -----
Net Income                                                    48        54
Preferred Dividend Requirements                               --        --
                                                            -----     -----
Earnings Applicable to Common Shares                        $ 48      $ 54
                                                            =====    ======
See Notes to Consolidated Financial Statements.




             SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
               STATEMENTS OF CONSOLIDATED INCOME (Unaudited)
                           (Dollars in millions)
                                                           Nine Months Ended
                                                             September 30,
                                                           ----------------
                                                            1999      1998
                                                           ------    ------

Operating Revenues                                        $1,793    $1,762
                                                           ------    ------
Expenses:
  Cost of natural gas distributed                            685       648
  Operating expenses                                         524       575
  Depreciation                                               194       190
  Income taxes                                               123        95
  Franchise payments and other taxes                          65        73
                                                           ------    ------
     Total                                                 1,591     1,581
                                                           ------    ------
Operating Income                                             202       181
                                                           ------    ------
Other Income and (Deductions):
  Regulatory interest - net                                  (12)       (1)
  Allowance for equity funds used during construction          2         1
  Income taxes on non-operating income                        --        (3)
  Other - net                                                 11         1
                                                           ------    ------
     Total                                                     1        (2)
                                                           ------    ------
Income before interest charges and preferred dividends       203       179

Interest Charges:
  Long-term debt                                              56        57
  Other                                                        5         2
                                                           ------    ------
     Total                                                    61        59
                                                           ------    ------
Net Income                                                   142       120
Preferred Dividend Requirements                                1         1
                                                           ------    ------
Earnings Applicable to Common Shares                        $141      $119
                                                           ======    ======

See notes to Consolidated Financial Statements.





              SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                            (Dollars in millions)
                                                      Balance at
                                               --------------------------
                                             September 30,    December 31,
                                                 1999            1998
                                              (Unaudited)
                                               ---------      -----------
ASSETS:
Utility plant - at original cost                  $6,152           $6,063
  Less accumulated depreciation                   (3,290)          (3,111)
                                                  ------           ------
      Utility plant - net                          2,862            2,952
                                                  ------           ------

Current Assets:
  Cash and cash equivalents                          110               11
  Accounts receivable                                285              453
  Due from affiliates                                167               --
  Deferred income taxes                              192              157
  Natural gas in storage                              80               49
  Materials and supplies                              12               14
  Prepaid expenses                                    19               14
                                                  ------           ------
        Total current assets                         865              698
                                                  ------           ------
Regulatory and other assets                          183              184
                                                  ------           ------
        Total                                     $3,910           $3,834
                                                  ======           ======


See notes to Consolidated Financial Statements.



               SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                            (Dollars in millions)
                                                        Balance at
                                              -----------------------------
                                              September 30,     December 31,
                                                 1999               1998
                                              (Unaudited)
                                              ------------      -----------
CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock                                   $   835          $   835
  Retained earnings                                  388              525
                                                  ------           ------
    Total common equity                            1,223            1,360
  Preferred stock                                     22               22
  Long-term debt                                     939              967
                                                  ------           ------
         Total capitalization                      2,184            2,349
                                                  ------           ------

Current Liabilities:
  Accounts payable - trade                           191              153
  Accounts payable - affiliates                       --              111
  Accounts payable - other                           231              221
  Regulatory balancing accounts
    overcollected - net                              283              129
  Other taxes payable                                 26               31
  Accrued income taxes                                48               30
  Interest accrued                                    32               46
  Dividends payable                                   78               --
  Long-term debt due within one year                 105               75
  Other                                               80               75
                                                  ------           ------
        Total current liabilities                  1,074              871
                                                  ------           ------

  Customer advances for construction                  27               31
  Deferred income taxes - net                        372              323
  Deferred investment tax credits                     56               58
  Deferred credits and other liabilities             197              202
                                                  ------           ------
        Total deferred credits                       652              614
                                                  ------           ------
Commitments and contingent liabilities (Note 3)

        Total                                     $3,910           $3,834
                                                  ======           ======


See notes to Consolidated Financial Statements.




               SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
          CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (Unaudited)
                           (Dollars in millions)
                                                       Nine Months Ended
                                                         September 30,
                                                       ------------------
                                                       1999         1998
                                                       -----        -----
Cash Flows from Operating Activities:
  Net income                                           $ 142        $120
  Adjustments to reconcile net income to
   Net cash provided by operating activities:
     Depreciation                                        194         190
     Deferred income taxes                                47          12
     Other - net                                          (4)        (17)
     Net change in other working capital components       29         431
                                                        ----        ----
      Net cash provided by operating
       activities                                        408         736
                                                        ----        ----
Cash Flows from Investing Activities:
  Capital expenditures                                  (106)        (84)
  Other - net                                             (2)        (10)
                                                         ----        ----
      Net cash used in investing activities             (108)        (94)
                                                         ----        ----

Cash Flows from Financing Activities:
  Redemption of preferred stock                          --          (76)
  Issuance of long-term debt                             --           75
  Payment on long-term debt                              --         (148)
  Decrease in short-term debt                            --         (321)
  Dividends paid                                        (201)       (166)
                                                        ----         ----
     Net cash used in financing
      activities                                        (201)       (636)
                                                        ----         ----

Increase in Cash and Cash Equivalents                     99           6
Cash and Cash Equivalents, January 1                      11          --
                                                        ----        ----
Cash and Cash Equivalents, September 30                 $110        $  6
                                                        ====        ====
Supplemental Disclosure of Cash Flow Information:
  Interest payments (net of amount capitalized)        $  75        $ 61
                                                        ====        ====
  Income tax payments (net of refunds)                 $ 100        $204
                                                        ====        ====
See notes to Consolidated Financial Statements.






NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  GENERAL

This Quarterly Report on Form 10-Q is that of the Southern California Gas Company (SoCalGas or the Company), the sole subsidiary of Pacific Enterprises (PE). PE is a wholly owned subsidiary of Sempra Energy, a California-based Fortune 500 energy services company. The financial statements herein are the Consolidated Financial Statements of SoCalGas and its subsidiaries.

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

This Quarterly Report should be read in conjunction with the Company's 1998 Annual Report and its Quarterly Reports on Form 10-Q for the three-month periods ended March 31, and June 30, 1999.

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

2.  BUSINESS COMBINATIONS

PE/Enova

On June 26, 1998 (pursuant to an October 1996 agreement) Enova Corporation(Enova), the parent company of San Diego Gas & Electric (SDG&E), and PE completed a business combination in which the two companies became subsidiaries of a new company named Sempra Energy. As a result of the combination, (i) each outstanding share of common stock of Enova was converted into one share of common stock of Sempra Energy, (ii) each outstanding share of common stock of PE was converted into 1.5038 shares of common stock of Sempra Energy and
(iii) the preferred stock and/or preference stocks of SDG&E, PE and SoCalGas remained outstanding. Additional information on the business combination is discussed in the Company's 1998 Annual Report.

No expenses were incurred in connection with the above for the nine months and three months ended September 30, 1999. During the nine-month and three-month periods ended September 30, 1998, expenses of $33 million, after tax, and $1 million, after tax, respectively, were incurred.

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

In August 1998, California enacted a law prohibiting the CPUC from enacting any natural gas industry restructuring decision for core (residential and small commercial) customers prior to January 1, 2000; the CPUC continues to study the issue. During the implementation moratorium, the CPUC has been holding hearings throughout the state and intends to give the legislature a draft ruling before adopting a final market-structure policy. SDG&E and SoCalGas have been actively participating in this effort and have argued in support of competition intended to maximize benefits to customers rather than to protect competitors.

In October 1999, the State of California enacted a law (AB 1421) which requires that gas utilities provide "bundled basic gas service" (including transmission, storage, distribution, purchasing, revenue-cycle services and after-meter services) to all core customers, unless the customer chooses to purchase gas from a non-utility provider. The law prohibits the CPUC from unbundling distribution-related gas services (metering, billing, etc.) and after-meter services (leak investigation, inspecting customer piping and appliances, pilot relighting, carbon monoxide investigation, etc.) for most customers. The objective is to preserve both customer safety and customer choice.

4.  COMPREHENSIVE INCOME AND OTHER SHAREHOLDERS' EQUITY

In conformity with generally accepted accounting principles, the Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Comprehensive income for the three-month and nine-month periods ended September 30, 1999 and 1998 was equal to net income.

5. SEGMENT INFORMATION

The Company has two separately managed reportable segments: natural gas distribution and natural gas transmission/storage. The accounting policies of the segments are the same as those described in the notes to Consolidated Financial Statements in the Company's 1998 Annual Report, and segment performance is evaluated by management based on reported operating income. Intersegment transactions are generally recorded the same as sales or transactions with third parties. Interest expense and income tax expense are not allocated to the reportable segments. Interest revenue is included in other income on the Statements of Consolidated Income herein. It is not allocated to the reportable segments. There were no significant changes in segment assets for the nine months ended September 30, 1999.


---------------------------------------------------------------------
                              Three months ended    Nine months ended
                                 September 30,        September 30,
                             ----------------------------------------
(Dollars in millions)          1999       1998      1999       1998
---------------------------------------------------------------------
Revenues:
  Distribution               $  434     $  412    $1,441     $1,439
  Transmission and storage      133        131       365        349
  Other                          (5)       (23)      (13)       (26)
                             ----------------------------------------
    Total                    $  562     $  520    $1,793     $1,762
                             ----------------------------------------
Segment Income:
  Distribution               $   88     $  100    $  281     $  244
  Transmission and storage       28         33        57         55
  Other                          (6)       (23)      (13)       (24)
                             ----------------------------------------
    Total segment income        110        110       325        275

Interest expense                (21)       (18)      (61)       (59)
Income tax expense              (42)       (39)     (123)       (95)
Nonoperating expense              1          1        --         (2)
                             ----------------------------------------
  Net income                 $   48     $   54    $  141     $  119
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

These statements are necessarily based upon various assumptions involving judgments with respect to the future including, among others, local, regional, national and international economic, competitive, political and regulatory conditions and developments; technological developments; capital market conditions; inflation rates; interest rates; energy markets; weather conditions; business, regulatory or legal decisions; the pace of deregulation of retail natural gas and electricity industries; the timing and success of business development efforts; and other uncertainties -- all of which are difficult to predict and many of which are beyond the control of the Company. Accordingly, while the Company believes that the assumptions are reasonable, there can be no assurance that they will approximate actual experience, or that the expectations will be realized. Readers are urged to review and consider carefully the risks, uncertainties and other factors which affect the Company's business described in this quarterly report and other reports filed by the Company from time to time with the Securities and Exchange Commission. Readers are cautioned not to put undue reliance on any forward-looking statements. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

BUSINESS COMBINATIONS

See Note 2 of the notes to Consolidated Financial Statements regarding the PE/Enova business combination and the agreement to terminate the KN Energy acquisition.

CAPITAL RESOURCES AND LIQUIDITY

The Company's utility operations continue to be a major source of liquidity. In addition, working capital requirements are met through the issuance of short-term and long-term debt. These capital resources are expected to remain available. Major changes in cash flows not described elsewhere are described below. Cash and cash equivalents at September 30, 1999 are available for investment in utility plant, the retirement of debt, and other corporate purposes.

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

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash used in financing activities decreased primarily due to greater long-term and short-term debt repayments and the redemption of SoCalGas' preferred stock in 1998, partially offset by greater dividends paid to Sempra Energy in 1999.

On February 2, 1998, SoCalGas redeemed all outstanding shares of its 7-3/4% Series Preferred Stock for a total cost of $75 million, including unpaid dividends.

RESULTS OF OPERATIONS

SoCalGas' net income decreased for the three-month period ended September 30, 1999, compared to the same period in 1998, primarily due to lower earnings in the noncore market. SoCalGas' net income for the nine-month period ended September 30, 1999 increased primarily due to lower business-combination costs in 1999.

UTILITY OPERATIONS

The table below summarizes the components of natural gas volumes and revenues by customer class for the nine months ended
September 30, 1999 and 1998.



Gas Sales, Transportation & Exchange
(Dollars in millions, volumes in billion cubic feet)

                                Gas Sales     Transportation & Exchange      Total
                           --------------------------------------------------------------
                           Throughput  Revenue  Throughput  Revenue   Throughput  Revenue
                           --------------------------------------------------------------
1999:
 Residential                      201     $1,319         2    $  6         203     $1,325
 Commercial and industrial         63        334       227     175         290        509
 Utility electric generation       --         --       128      52         128         52
 Wholesale                         --         --       111      43         111         43
                           --------------------------------------------------------------
                                  264     $1,653       468    $276         732     $1,929
 Balancing accounts and other                                                        (136)
                                                                                 --------
   Total                                                                           $1,793
-----------------------------------------------------------------------------------------

1998:
 Residential                      189     $1,434         2    $  9         191     $1,443
 Commercial and industrial         58        342       232     196         290        538
 Utility electric generation       --         --       120      58         120         58
 Wholesale                         --         --       119      48         119         48
                           --------------------------------------------------------------
                                  247     $1,776       473    $311         720      2,087
 Balancing accounts and other                                                        (325)
                                                                                 --------
   Total                                                                           $1,762
-----------------------------------------------------------------------------------------


Natural gas revenues increased 8 percent and 2 percent for the three-month and nine-month periods ended September 30, 1999, compared to the same periods in 1998. The increase for the three-month period is primarily due to higher sales to residential customers. The increase for the nine-month period is primarily due to lower overcollections in 1999, partially offset by a decrease in residential and commercial and industrial revenues. The decrease in residential and commercial and industrial revenues is due to lower gas rates.

Cost of natural gas distributed increased 16 percent and 6 percent for the three-month and nine-month periods ended September 30, 1999 compared to the same periods in 1998. The increase for the three-month period is primarily due to higher natural gas prices, partially offset by lower total sales. The increase for the nine-month period is primarily due to higher natural gas prices and increased sales in 1999. Under the current regulatory framework, changes in revenue resulting from core-market changes in volumes and the cost of natural gas do not affect net income.

Utility operating expenses increased 9 percent for the three-month period ended September 30, 1999 compared to the same period in 1998. Operating expenses decreased 9 percent for the nine-month period ended September 30, 1999 compared to the same period in 1998. The year-to-date decrease is primarily due to lower business-combination costs. The increase for the quarter is due to the timing of certain occupancy expenses.

YEAR 2000 ISSUES

Most companies are affected by the inability of many automated systems and applications to process the year 2000 and beyond. The Year 2000 issues are the result of computer programs and other automated processes using two digits to identify a year, rather than four digits. Any of the Company's computer programs that include date-sensitive software may recognize a date using "00" as representing the year 1900, instead of the year 2000, or "01" as 1901, etc., which could lead to system malfunctions. The Year 2000 issue impacts both Information Technology ("IT") systems and also non-IT systems, including systems incorporating embedded processors. To address this problem, in 1996, both Pacific Enterprises and Enova Corporation established company-wide Year 2000 programs. These programs were consolidated into Sempra Energy's overall Year 2000 readiness effort. Sempra Energy established a central Year 2000 Program Office, which reports to Sempra Energy's Chief Information Technology Officer and reports periodically to the audit committee of the Board of Directors.

The Company's State of Readiness

Sempra Energy has identified all significant IT and non-IT systems (including embedded systems) that might not be Year 2000 ready and categorized them in the following areas: IT applications, computer hardware and software infrastructure, telecommunications, embedded systems, and third parties. The Company evaluated its exposure in all of these areas. These systems and applications are being tracked and measured through four key phases: inventory, assessment, remediation/testing, and Year 2000 readiness. The Company has prioritized so that, when possible, critical systems were assessed and modified/replaced first. Critical systems are those applications and systems, including embedded processor technology, which, if not appropriately remediated, may have a significant impact on energy delivery, revenue collection, or the safety of personnel, customers or facilities. The Company's Year 2000 testing effort includes functional testing of Year 2000 dates and validating that changes have not altered existing functionality. The Company uses an independent, internal review process to verify that the appropriate testing has occurred.

The Company's Year 2000 project is currently on schedule, with critical energy delivery systems for both SoCalGas and SDG&E Year
2000 Ready since June 30, 1999. The Company defines "Year 2000 Ready" as suitable for continued use into the year 2000 with no significant operational problems.

Sempra Energy's current schedule for Year 2000 testing and readiness for non-critical systems is to be completed by the end of 1999. In certain cases, this schedule is dependent upon the efforts of third parties, such as suppliers (including energy producers) and customers. Accordingly, delays by third parties may cause the Company's schedule to change. In addition, a continued readiness management process has been implemented to monitor and review the progress of Year 2000 readiness of the Company's systems.

The Costs to Address the Company's Year 2000 Issues

Sempra Energy's budget for the Year 2000 program is $48 million, of which $44 million has been spent. As the Company continues to assess its systems and as the remediation and testing efforts progress, cost estimates may change. The Company's Year 2000 readiness effort is being funded entirely by operating cash flows.

The Risks of the Company's Year 2000 Issues

Based upon its current assessment and testing of the Year 2000 issue, the Company believes the reasonably likely worst case Year 2000 scenarios to have the following impacts upon Sempra Energy and its operations. With respect to the Company's ability to provide energy to its domestic utility customers, the Company believes that the scenario is for small, localized interruptions of utility service which are restored in a time frame that is within normal service levels. With respect to services that are essential to Sempra Energy's operations, such as customer service, business operations, supplies and emergency response capabilities, the scenario is for minor disruptions of essential services with rapid recovery and all essential information and processes ultimately recovered.

To assist in preparing for and mitigating these possible scenarios, Sempra Energy is a member of several industry-wide efforts established to deal with Year 2000 problems affecting embedded systems and equipment used by the nation's natural gas and electric power companies. Successful contingency drills were held with eight west-coast natural gas pipeline companies on August 24, 1999 and with the North American Electric Reliability Council (NERC) on September 9, 1999.

Under these efforts, participating utilities are working together to assess specific vendors' system problems and to test plans. These assessments are being shared by the industry as a whole to facilitate Year 2000 problem solving.

A portion of this risk is due to the various Year 2000 Ready schedules of major suppliers and customers. The Company continues to contact its major suppliers and customers to survey their Year 2000 remediation programs. While risks related to the lack of Year 2000 readiness by third parties could materially and adversely affect the Company's business, results of operations and financial condition, the Company expects its Year 2000 readiness efforts to reduce significantly the Company's level of uncertainty about the impact of third party Year 2000 issues on both its IT systems and its non-IT systems.

The Company's Contingency Plans

The Company's contingency plans for Year-2000-related interruptions have been completed and were submitted to the CPUC on July 1, 1999. These plans will continue to be revised and improved during the remainder of 1999. The contingency plans include emergency backup and recovery procedures, replacing electronic applications with manual processes, and identification of alternate suppliers, along with increasing inventory levels. In addition, the following key contingency actions will be taken.

? Only critical system changes will be implemented during December 1999 and January 2000.
? An hour-by-hour plan will be developed to cover key contingency actions.
? On-site staffing will be in place at key operational and administrative locations.
? Designated standby staff will be on-call with thirty-minute availability.
? Emergency Operations Centers will be activated on December
31, 1999.
? Walk-through drills are being held during the fourth quarter of 1999.

Due to the speculative and uncertain nature of contingency planning, there can be no assurances that such plans actually will be sufficient to reduce the risk of material impacts on the Company's operations due to Year 2000 issues.

FACTORS INFLUENCING FUTURE PERFORMANCE

Because of the ratemaking and regulatory process, electric and natural gas industry restructuring, and the changing energy marketplace, there are several factors that will influence the Company's future financial performance. These factors are discussed in this section.

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

SoCalGas' PBR is in effect through December 31, 2002; however, the CPUC decision allows for the possibility that changes to the PBR mechanism could be adopted in a decision to be issued in SoCalGas' 1999 Biennial Cost Allocation Proceeding application, which is expected to become effective during the first quarter of 2000. See additional discussion in "Biennial Cost Allocation Proceeding" below.

Cost of Capital

Under PBR, annual Cost of Capital proceedings were replaced by an automatic adjustment mechanism if changes in certain indices exceed established tolerances. For 1999, SoCalGas is authorized to earn a rate of return on common equity (ROE) of 11.6 percent and a 9.49 percent return on rate base (ROR), unchanged from 1998.

Annual Earnings Assessment Proceeding

An application was filed in May 1999 to recover shareholder rewards for the Demand Side Management (DSM) programs and incentives earned for the energy-efficiency and low-income programs totaling $5 million. The revenue requirement increase is proposed to become effective on January 1, 2000. The DSM rewards and low-income program incentives will be collected and recorded in earnings over ten years. The energy-efficiency program incentives are recovered in one year. Rewards and incentives for these programs are subject to CPUC approval. A final decision is expected during the first quarter of 2000.

The CPUC has extended interim utility administration of energy-efficiency and low-income programs through December 31, 2001.

Biennial Cost Allocation Proceeding (BCAP)

The BCAP determines how a utility's costs are allocated among various customer classes (residential, commercial, industrial, etc.). SoCalGas filed the 1999 BCAP application in October 1998, with hearings held during the first half of 1999. At the conclusion of hearings, a joint BCAP recommendation was reached proposing, among other things, an overall natural gas rate reduction of $229 million for SoCalGas. A CPUC decision is expected during the first quarter of 2000.

ITEM 3.    MARKET RISK

There have been no significant changes in the risk issues affecting the Company subsequent to those discussed in the Annual Report on Form 10-K for 1998. "ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" herein includes discussion of various risk issues.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Except for the matters referred to in the Company's 1998 Annual Report or referred to elsewhere in this Quarterly Report on Form 10-Q for the three months ended September 30, 1999, neither the Company nor any of its affiliates is a party to, nor is its property the subject of, any material pending legal proceedings other than routine litigation incidental to its businesses.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

      Exhibit 27 - Financial Data Schedules

      27.1  Financial Data Schedule for the nine months ended
      September 30, 1999.

(b)  Reports on Form 8-K

      None.








                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SOUTHERN CALIFORNIA GAS COMPANY
                                    -------------------------------
                                           (Registrant)





                                    By:  /s/  Warren Mitchell
Date: November 12, 1999              ---------------------------
                                             Warren Mitchell
                                          Chairman and President