Form 10-Q
period 2000-03-31
SOUTHERN CALIFORNIA GAS CO
filed 2000-05-05
CIK 92108

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

       [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended        March 31, 2000
                              -------------------------------------

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

                                                     Three months ended
                                                          March 31,
                                                      -----------------
                                                        2000      1999
                                                      -------   -------

Operating Revenues                                     $  698    $  607
                                                      -------    ------
Expenses
  Cost of natural gas distributed                         346       256
  Operation and maintenance                               150       152
  Depreciation                                             64        64
  Income taxes                                             44        41
  Other taxes and franchise payments                       28        25
                                                      -------    ------
    Total                                                 632       538
                                                      -------    ------
Operating Income                                           66        69
                                                      -------    ------

Other Income and (Deductions)
  Interest income                                           4         2
  Regulatory interest                                       -        (4)
  Allowance for equity funds used during construction       -         1
  Taxes on nonoperating income                             (2)        1
  Other - net                                               -        (1)
                                                      -------    ------
    Total                                                   2        (1)
                                                      -------    ------
Income Before Interest Charges                             68        68
                                                      -------    ------
Interest Charges
  Long-term debt                                           17        19
  Other interest                                            2         2
  Allowance for borrowed funds used during construction    (1)        -
                                                      -------    ------
    Total                                                  18        21
                                                      -------    ------
Earnings Applicable to Common Shares                   $   50    $   47
                                                      =======    ======

See notes to Consolidated Financial Statements.


SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
Dollars in millions
                                                             Balance at
                                                      --------------------------
                                                       March 31,    December 31,
                                                          2000          1999
                                                      ----------    ------------
ASSETS
Utility plant - at original cost                         $6,209          $6,177
Accumulated depreciation                                 (3,403)         (3,342)
                                                         ------          ------
      Utility plant - net                                 2,806           2,835
                                                         ------          ------

Current assets
  Cash and cash equivalents                                 158              11
  Accounts receivable - trade (less allowance for
    doubtful receivables of $18 at March 31, 2000 and
    $16 at December 31, 1999)                               359             285
  Accounts and notes receivable - other                      13              14
  Due from affiliates                                       197              73
  Deferred income taxes                                      25              25
  Inventories                                                16              79
  Prepaid expenses                                           13              15
                                                         ------          ------
        Total current assets                                781             502
                                                         ------          ------
Regulatory assets                                           154             155
Investments and other assets                                140              40
                                                         ------          ------
        Total                                            $3,881          $3,532
                                                         ======          ======

See notes to Consolidated Financial Statements.



SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)
Dollars in millions
                                                             Balance at
                                                      --------------------------
                                                       March 31,    December 31,
                                                          2000          1999
                                                      ----------    ------------

CAPITALIZATION AND LIABILITIES
Capitalization
  Common stock                                          $    835         $  835
  Retained earnings                                          397            447
  Accumulated other comprehensive income                      42              6
                                                          ------         ------
    Total common equity                                    1,274          1,288
  Preferred stock                                             22             22
  Long-term debt                                             939            939
                                                          ------         ------
         Total capitalization                              2,235          2,249
                                                          ------         ------

Current liabilities
  Accounts payable - trade                                   150            159
  Accounts payable - other                                   342            227
  Regulatory balancing accounts overcollected - net          335            165
  Other taxes payable                                         52             28
  Accrued income taxes                                        39              4
  Interest accrued                                            33             29
  Current portion of long-term debt                           30             30
  Other                                                       71             84
                                                          ------         ------
        Total current liabilities                          1,052            726
                                                          ------         ------

  Customer advances for construction                          24             27
  Deferred income taxes - net                                352            319
  Deferred investment tax credits                             55             56
  Deferred credits and other liabilities                     163            155
                                                          ------         ------
        Total deferred credits                               594            557
                                                          ------         ------
Contingencies and commitments (Note 2)
        Total                                             $3,881         $3,532
                                                          ======         ======

See notes to Consolidated Financial Statements.



SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
Dollars in millions
                                                         Three Months Ended
                                                              March 31,
                                                         ------------------
                                                          2000        1999
                                                         ------      ------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                             $   50      $   47
  Adjustments to reconcile net income to net
   cash provided by operating activities
    Depreciation                                             64          64
    Deferred income taxes                                    12          38
    Deferred investment tax credits                          (1)         (1)
    Other                                                   (14)        (16)
    Net change in other working capital components          176         204
                                                         ------      ------
      Net cash provided by operating activities             287         336
                                                         ------      ------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                      (40)        (32)
  Other - net                                                --          (3)
                                                         ------      ------
      Net cash used in investing activities                 (40)        (35)
                                                         ------      ------
CASH FLOWS FROM FINANCING ACTIVITIES
  Dividends paid                                           (100)         --
                                                         ------      ------
      Net cash used in financing activities                (100)         --
                                                         ------      ------
Increase (decrease) in Cash and Cash Equivalents            147         301
Cash and Cash Equivalents, January 1                         11          11
                                                         ------      ------
Cash and Cash Equivalents, March 31                      $  158      $  312
                                                         ======      ======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Interest payments, net of amount capitalized       $   14      $   19
                                                         ======      ======
      Income tax payments, net of refunds                $   --      $   53
                                                         ======      ======
See notes to Consolidated Financial Statements.





NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  GENERAL

This Quarterly Report on Form 10-Q is that of the Southern California Gas Company (SoCalGas or the Company), the sole subsidiary of Pacific Enterprises (PE). PE's common stock is wholly owned by Sempra Energy, a California-based Fortune 500 energy services company. The financial statements herein are the Consolidated Financial Statements of SoCalGas and its subsidiaries, whose operations are not material to the consolidated financial statements.

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

The Company's significant accounting policies are described in the notes to Consolidated Financial Statements in the Company's 1999 Annual
Report. The same accounting policies are followed for interim reporting purposes.

Information in this Quarterly Report is unaudited and should be read in conjunction with the Company's 1999 Annual Report.

SoCalGas has been accounting for the economic effects of regulation on utility operations in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71), as described in the notes to Consolidated Financial Statements in the Company's 1999 Annual Report.

2.  MATERIAL CONTINGENCIES

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

The CPUC has held hearings throughout the state and intends to give the legislature a draft ruling before adopting a final market-structure policy. SoCalGas and its affiliate, San Diego Gas & Electric Company, have been actively participating in this effort and have argued in support of competition intended to maximize benefits to customers rather than to protect competitors. During this process various large customers on the California utilities' systems are in the process of negotiating a restructuring of intrastate transmission receipt points, balancing policies and storage rights. SoCalGas, SDG&E and other interested parties are expected to file a settlement with the CPUC on these matters in the second quarter of 2000 with evidentiary hearings before the CPUC in June 2000. A CPUC decision is not expected until late 2000.

In October 1999, the State of California enacted a law (AB 1421) which requires that natural gas utilities provide "bundled basic gas service" (including transmission, storage, distribution, purchasing, revenue-cycle services and after-meter services) to all core customers, unless the customer chooses to purchase natural gas from a non-utility provider. The law prohibits the CPUC from unbundling distribution-related natural gas services (including meter reading and billing) and after-meter services (including leak investigation, inspecting customer piping and appliances, pilot relighting and carbon monoxide investigation) for most customers. The objective is to preserve both customer safety and customer choice.

3.  COMPREHENSIVE INCOME

Comprehensive income for the three-month periods ended March 31, 2000 and March 31, 1999 was $87 million and $ 47 million, respectively. The difference between net income and comprehensive income for the three-month period ended March 31, 2000 was due to minimum pension liability adjustments and $34 million of unrealized gains on marketable securities that are classified as available-for-sale (although they cannot be sold until November 2000). For the three-month period ended March 31, 1999 comprehensive income was equal to earnings applicable to common shares.

As was the case for the three-month period ended March 31, 2000, it is likely that comprehensive income in future periods will differ significantly from net income and will be more volatile than net income as long as the available-for-sale securities are held.

4.  SEGMENT INFORMATION

The Company has two separately managed reportable segments: natural gas distribution and natural gas transmission/storage. The accounting policies of the segments are the same as those described in the notes to Consolidated Financial Statements in the Company's 1999 Annual Report, and segment performance is evaluated by management based on reported operating income. Intersegment transactions are generally recorded the same as sales or transactions with third parties. Interest expense and income tax expense are not allocated to the reportable segments. Interest revenue is included in other income on the Statements of Consolidated Income herein. It is not allocated to the reportable segments. There were no significant changes in segment assets during the three-month period ended March 31, 2000.


--------------------------------------------------
                              Three months ended
                                 March 31,
                             ---------------------
(Dollars in millions)          2000       1999
--------------------------------------------------
Revenues:
  Distribution               $  607     $  517
  Transmission and storage      128        102
  Other                         (37)       (12)
                             ---------------------
    Total                    $  698     $  607
                             ---------------------
Segment Income:
  Distribution               $  110     $  109
  Transmission and storage       35         12
  Other                         (35)       (11)
                             ---------------------
    Total segment income        110        110

Interest expense                (18)       (21)
Income tax expense              (46)       (40)
Nonoperating income (expense)     4         (2)
                             ---------------------
  Net income                 $   50     $   47
                             ---------------------


ITEM 2.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the financial statements contained in this Form 10-Q and Management's
Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's 1999 Annual Report.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements that are not historical fact and constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words "estimates," "believes," "expects," "anticipates," "plans," "intends," "may" and "should" or similar expressions, or discussions of strategy or of plans are intended to identify forward-looking statements that involve risks, uncertainties and assumptions. Future results may differ materially from those expressed in the forward-looking statements.

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

CAPITAL RESOURCES AND LIQUIDITY

The Company's California utility operations continue to be a major source of liquidity. In addition, working capital requirements are met through the issuance of short-term and long-term debt. Major changes in cash flows not described elsewhere are described below. Cash and cash equivalents at March 31, 2000 are available for investment in utility plant, the retirement of debt and other corporate purposes.

CASH FLOWS FROM OPERATING ACTIVITIES

Cash flows from operations decreased primarily due to the increase in accounts receivable resulting from higher natural gas prices and the return to ratepayers of previously overcollected regulatory balancing accounts.

CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures for property, plant and equipment are estimated to be $220 million for the full year 2000 and will be financed primarily by internally generated funds. Construction, investment and financing programs are continuously reviewed and revised in response to changes in competition, customer growth, inflation, customer rates, the cost of capital, and environmental and regulatory requirements.

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash used in financing activities increased in the three-month period ended March 31, 2000 due to dividends paid to parent.

RESULTS OF OPERATIONS

SoCalGas' net income increased for the three-month period ended March 31, 2000 compared to the same period in 1999, primarily due to reduced operating expenses.


The table below summarizes the components of natural gas volumes and revenues for SoCalGas by customer class for the three months ended March 31, 2000 and 1999.


Gas Sales, Transportation & Exchange
(Dollars in millions, volumes in billion cubic feet)
For the three months ended March 31

                                Gas Sales     Transportation & Exchange      Total
                           --------------------------------------------------------------
                           Throughput  Revenue  Throughput  Revenue   Throughput  Revenue
                           --------------------------------------------------------------
2000:
 Residential                       89     $  625         1    $  6          90     $  631
 Commercial and industrial         25        160        83      73         108        233
 Utility electric generation       --         --        30      11          30         11
 Wholesale                         --         --        41      14          41         14
                           --------------------------------------------------------------
                                  114     $  785       155    $104         269     $  889
 Balancing accounts and other                                                        (191)
                                                                                 --------
   Total                                                                           $  698
------------------------------------------------------------------------------------------

1999:
 Residential                      100     $  619         1    $  1         101     $  620
 Commercial and industrial         25        144        77      62         102        206
 Utility electric generation       --         --        16       7          16          7
 Wholesale                         --         --        45      16          45         16
                           --------------------------------------------------------------
                                  125     $  763       139    $ 86         264        849
 Balancing accounts and other                                                        (242)
                                                                                 --------
   Total                                                                           $  607
------------------------------------------------------------------------------------------



Natural gas revenues increased 15 percent for the three-month period ended March 31, 2000, compared to the corresponding period in 1999. The increase is primarily due to higher natural gas prices.

Cost of natural gas distributed increased 35 percent for the three-month period ended March 31, 2000 compared to the corresponding period in 1999. The increase is primarily due to higher natural gas prices. Under the current regulatory framework, changes in core-market natural gas prices do not affect net income.

Net income at SoCalGas increased slightly due to reduced operating expenses.

FACTORS INFLUENCING FUTURE PERFORMANCE

Performance of the Company in the near future will depend primarily on the ratemaking and regulatory process, electric and natural gas industry restructuring, and the changing energy marketplace. These factors are discussed in this section.

Industry Restructuring

See discussion of industry restructuring in Note 2 of the notes to Consolidated Financial Statements.

Performance-Based Regulation (PBR)

To promote efficient operations and improved productivity and to move away from reasonableness reviews and disallowances, the CPUC has been directing utilities to use PBR. PBR has replaced the general rate case and certain other regulatory proceedings for the California utilities. Under PBR, regulators require future income potential to be tied to achieving or exceeding specific performance and productivity goals, as well as cost reductions, rather than relying solely on expanding utility plant in a market where a utility already has a highly developed infrastructure. The utility's PBR mechanism is scheduled to be updated at December 31, 2002, to reflect, among other things, changes in costs and volumes.

Changes to the SoCalGas PBR mechanism could be adopted in a decision to be issued in SoCalGas' 1999 Biennial Cost Allocation Proceeding application, which is expected to become effective during the second quarter of 2000. See additional discussion in "Biennial Cost
Allocation Proceeding" below.

Key elements of the mechanisms include an initial reduction in base rates, an indexing mechanism that limits future rate increases to the inflation rate less a productivity factor, a sharing mechanism with customers if earnings exceed the authorized rate of return on rate base, and rate refunds to customers if service quality deteriorates. Specifically, the key elements of the mechanisms include the following:

-- Earnings up to 25 basis points in excess of the authorized rate of return on rate base are retained 100 percent by shareholders. Earnings that exceed the authorized rate of return on rate base by greater than 25 basis points are shared between customers and shareholders on a sliding scale that begins with 75 percent of the additional earnings being given back to customers and declining to 0 percent as earned returns approach 300 basis points above authorized amounts. There is no sharing if actual earnings fall below the authorized rate of return. In 1999, SoCalGas was authorized to earn
9.49 percent on rate base. For 2000, the authorized return is again
9.49 percent.

-- Base rates are indexed based on inflation less an estimated productivity factor.

-- The mechanism authorizes penalties of up to $4 million annually, or more in certain, limited situations, related to performance involving employee safety, customer satisfaction, and call-center responsiveness.

-- A mechanism allows for pricing flexibility for residential and small-commercial customers, with any shortfalls in revenue being borne by shareholders and with any increase in revenue shared between shareholders and customers.

-- Annual cost of capital proceedings are replaced by an automatic adjustment mechanism. If changes in certain indices exceed established tolerances, there would be an automatic adjustment of rates for the change in the cost of capital according to a formula which applies a percentage of the change to various capital components.

Cost of Capital

For 2000, SoCalGas is authorized to earn a rate of return on common equity (ROE) of 11.6 percent and a 9.49 percent return on rate base
(ROR), the same as in 1999, unless interest-rate changes are large enough to trigger an automatic adjustment as discussed in the Company's 1999 Annual Report.

Biennial Cost Allocation Proceeding (BCAP)

The BCAP determines how a utility's natural gas transportation costs are allocated among various customer classes (residential, commercial, industrial, etc.). In October 1998, the California utilities filed 1999 BCAP applications requesting that new rates become effective August 1, 1999, and remain in effect through December 31, 2002. On April 20, 2000, the CPUC issued a decision adopting overall decreases in natural gas revenues of $210 million for SoCalGas. The decrease has no effect on net income.

Gas Cost Incentive Mechanism (GCIM)

This mechanism for evaluating SoCalGas' natural gas purchases substantially replaced the previous process of reasonableness reviews. In December 1998 the CPUC extended the GCIM program indefinitely.

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

In June 1999, SoCalGas filed its annual GCIM application with the CPUC, requesting an award of $8 million for the annual period ended March 31, 1999. A CPUC decision is expected during the second quarter of 2000.

NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities." As amended, SFAS 133, which is effective for the company on January 1, 2001, requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position, measure those instruments at fair value and recognize changes in the fair value of derivatives in earnings in the period of change unless the derivative qualifies as an effective hedge that offsets certain exposures. The effect of this standard on the company's Consolidated Financial Statements has not yet been determined.

ITEM 3.    MARKET RISK

There have been no significant changes in the risk issues affecting the Company subsequent to those discussed in the Annual Report on Form 10-K for 1999.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Neither the Company nor its subsidiaries are party to, nor is their property the subject of, any material pending legal proceedings other than routine litigation incidental to their businesses.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

      Exhibit 27 - Financial Data Schedules

      27.1 Financial Data Schedule for the three-month period ended March 31, 2000.

(b)  Reports on Form 8-K

There were no reports on Form 8-K filed after December 31, 1999.











                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SOUTHERN CALIFORNIA GAS COMPANY
                                    -------------------------------
                                           (Registrant)





                                      By:  /s/  Warren Mitchell
Date: May 3, 2000                   ---------------------------
                                             Warren Mitchell
                                          Chairman and President