Form 10-Q
period 2000-06-30
SOUTHERN CALIFORNIA GAS CO
filed 2000-08-14
CIK 92108

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

       [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended        June 30, 2000
                              -------------------------------------

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

PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
Dollars in millions
                                                         Three Months Ended
                                                              June 30,
                                                           ----------------
                                                            2000      1999
                                                           ------    ------

Operating Revenues                                          $630      $624
                                                            -----     -----
Expenses
  Cost of natural gas distributed                            264       241
  Operation and maintenance                                  167       193
  Depreciation                                                67        65
  Income taxes                                                43        40
  Other taxes and franchise payments                          22        20
                                                            -----     -----
     Total                                                   563       559
                                                            -----     -----
Operating Income                                              67        65
                                                            -----     -----
Other Income and (Deductions)
  Interest income                                              7         5
  Regulatory interest                                         (5)       (4)
  Allowance for equity funds used during construction          1        --
  Taxes on non-operating income                               (2)       --
  Other - net                                                 --        (1)
                                                            -----     -----
     Total                                                     1        --
                                                            -----     -----
Income Before Interest Charges                                68        65
                                                            -----     -----
Interest Charges
  Long-term debt                                              18        18
  Other                                                        2         1
  Allowance for borrowed funds used during construction       --        (1)
                                                            -----     -----
     Total                                                    20        18
                                                            -----     -----
Net income                                                    48        47
Preferred Dividend Requirements                                1         1
                                                            -----     -----
Earnings Applicable to Common Shares                        $ 47      $ 46
                                                            =====    ======
See notes to Consolidated Financial Statements.


SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
Dollars in millions
                                                           Six Months Ended
                                                               June 30,
                                                           ----------------
                                                            2000      1999
                                                           ------    ------

Operating Revenues                                        $1,328    $1,231
                                                           ------    ------
Expenses
  Cost of natural gas distributed                            610       497
  Operating and maintenance                                  317       345
  Depreciation                                               131       129
  Income taxes                                                87        81
  Other taxes and franchise payments                          50        45
                                                           ------    ------
     Total                                                 1,195     1,097
                                                           ------    ------
Operating Income                                             133       134
                                                           ------    ------

Other Income and (Deductions)
  Interest income                                             11         7
  Regulatory interest                                         (5)       (8)
  Allowance for equity funds used during construction          1         1
  Taxes on non-operating income                               (4)        1
  Other - net                                                 --        (2)
                                                           ------    ------
     Total                                                     3        (1)
                                                           ------    ------
Income Before Interest Charges                               136       133
                                                           ------    ------

Interest Charges
  Long-term debt                                              35        37
  Other                                                        4         3
  Allowance for borrowed funds used during construction       (1)       (1)
                                                           ------    ------
     Total                                                    38        39
                                                           ------    ------
Net Income                                                    98        94
Preferred Dividend Requirements                                1         1
                                                           ------    ------
Earnings Applicable to Common Shares                        $ 97      $ 93
                                                           ======    ======

See notes to Consolidated Financial Statements.





SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
Dollars in millions
                                                      Balance at
                                               --------------------------
                                               June 30,       December 31,
                                                 2000            1999
                                               ---------      -----------
ASSETS
Utility plant - at original cost                  $6,235           $6,160
Accumulated depreciation                          (3,458)          (3,339)
                                                  ------           ------
      Utility plant - net                          2,777            2,821
                                                  ------           ------

Current Assets
  Cash and cash equivalents                          142               11
  Accounts receivable (less allowance for
    doubtful receivables of $18 at June 30, 2000
    and $16 at December 31, 1999)                    263              294
  Due from affiliates                                317               73
  Income taxes receivable                              4               --
  Deferred income taxes                               25               25
  Inventories                                         20               78
  Other                                                3                5
                                                  ------           ------
        Total current assets                         774              486
                                                  ------           ------
Regulatory assets                                     24               91
Investments and other assets                         136               54
                                                  ------           ------
        Total                                     $3,711           $3,452
                                                  ======           ======


See notes to Consolidated Financial Statements.


SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
Dollars in millions
                                                        Balance at
                                              -----------------------------
                                               June 30,        December 31,
                                                 2000               1999
                                              ------------      -----------
CAPITALIZATION AND LIABILITIES
Capitalization
  Common stock                                   $  835           $   835
  Retained earnings                                 444               447
  Accumulated other comprehensive income             30                 6
                                                 ------            ------
    Total common equity                           1,309             1,288

  Preferred stock                                    22                22
  Long-term debt                                    940               939
                                                 ------            ------
     Total capitalization                         2,271             2,249
                                                 ------            ------

Current Liabilities
  Accounts payable                                  220               209
  Regulatory balancing accounts - net               322               154
  Accrued income taxes                               --                 4
  Interest accrued                                   27                29
  Current portion of long-term debt                  30                30
  Other                                             222               205
                                                 ------            ------
     Total current liabilities                      821               631
                                                 ------            ------
Deferred credits and other liabilities
  Customer advances for construction                 26                27
  Deferred income taxes - net                       358               319
  Deferred investment tax credits                    54                56
  Deferred credits and other liabilities            181               170
                                                 ------            ------
     Total deferred credits and other liabilities   619               572
                                                 ------            ------
Commitments and contingent liabilities (Note 2)

        Total                                    $3,711            $3,452
                                                 ======            ======
See notes to Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
Dollars in millions
                                                        Six Months Ended
                                                            June 30,
                                                       ------------------
                                                       2000         1999
                                                       -----        -----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                           $ 98         $ 94
  Adjustments to reconcile net income to
   net cash provided by operating activities
     Depreciation                                       131          129
     Deferred income taxes and investment tax credits    26            6
     Other                                               25           (1)
     Net change in other working capital components      38          125
                                                       ----         ----
      Net cash provided by operating activities         318          353
                                                       ----         ----
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                  (86)         (66)
  Other - net                                            --           (4)
                                                       ----         ----
      Net cash used in investing activities             (86)         (70)
                                                       ----         ----
CASH FLOWS FROM FINANCING ACTIVITIES
  Dividends paid                                       (101)        (100)
                                                       ----         ----
     Net cash used in financing activities             (101)        (100)
                                                       ----         ----

Increase in Cash and Cash Equivalents                   131          183
Cash and Cash Equivalents, January 1                     11           11
                                                       ----         ----
Cash and Cash Equivalents, June 30                     $142         $194
                                                       ====         ====
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest payments, net of amount capitalized         $ 40         $ 37
                                                       ====         ====
  Income tax payments, net of refunds                  $ 72         $119
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

As described in the notes to Consolidated Financial Statements in the Company's 1999 Annual Report, SoCalGas accounts for the economic effects of regulation on utility operations in accordance with Statement of Financial Accounting Standards No. 71," Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71).



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

In July 1999, after hearings, the CPUC issued a decision stating which gas regulatory changes it found most promising, encouraging parties to submit settlements addressing those changes, and providing for further hearings if necessary.

In October 1999, the State of California enacted a law (AB 1421) which requires that natural gas utilities provide "bundled basic gas service" (including transmission, storage, distribution, purchasing, revenue-cycle services and after-meter services) to all core customers, unless the customer chooses to purchase natural gas from a non-utility provider. The law prohibits the CPUC from unbundling most distribution-related natural gas services (including meter reading) and after-meter services (including leak investigation, inspecting customer piping and appliances, pilot relighting and carbon monoxide investigation) for core customers. The objective is to preserve both customer safety and customer choice.

Between late 1999 and April 2000, several conflicting settlements were filed by various groups of parties that address the changes the CPUC found promising in July 1999. Hearings were held in May and June of 2000, and a CPUC decision is expected by year-end 2000. The principal issues in dispute include : whether firm, tradable rights to capacity on SoCalGas' major gas transmission lines should be created, with SoCalGas at risk for market demand for the recovery of the cost of these facilities; the extent to which SoCalGas' storage services should be further unbundled and SoCalGas be put at greater risk for recovery of storage costs; the manner in which interstate pipeline capacity held by SoCalGas to serve core markets should be allocated to core customers who purchase gas from energy service providers other than SoCalGas; and the recovery of the utilities' costs to implement whatever regulatory changes are adopted. Additional proposals include improving the access of energy service providers to sell gas supply to core customers of SoCalGas and SDG&E.

Consistent with Sempra Energy's corporate policies favoring the unbundling of commodity and nonessential services, SoCalGas and its affiliate, San Diego Gas & Electric Company, are supporting changes that they believe will provide greater customer choice in utility services and greater access to gas supply service from energy service providers in the core market. However, a coalition of gas-fired electric generators and consumer groups has also proposed the CPUC require SoCalGas to absorb 25 percent of the above-market cost of some capacity SoCalGas has contracted for on interstate pipelines. SoCalGas is actively opposing this proposal, contending that regulatory changes developed after the capacity was committed should not be considered in evaluating the propriety of the commitment.

Certain parties contend that the restructuring process is an appropriate venue for addressing whether SoCalGas should refund retroactively to September 1999 the cost in rates of ownership and operation of one SoCalGas storage field. SoCalGas is also actively opposing this proposal and the propriety of this venue for its resolution.

3.  COMPREHENSIVE INCOME

Comprehensive income for the three-month periods ended June 30, 2000 and 1999 was $36 million and $47 million, respectively. Comprehensive income for the six-month periods ended June 30, 2000 and 1999 was $121 million and $94 million, respectively. For the 2000 periods, the following is a reconciliation of net income to comprehensive income.

                                 Three months          Six months
                                    ended                 ended
(Dollars in millions)            June 30, 2000        June 30, 2000
--------------------------------------------------------------------

Net income                            $   48               $   98

Change in unrealized gain on
   marketable securities                 (12)                  21

Minimum pension liability adjustments     --                    2
                                    --------------------------------
   Comprehensive income               $   36               $  121
--------------------------------------------------------------------



For the 1999 periods, comprehensive income was equal to earnings applicable to common shares. As was the case for the three-month and six-month periods ended June 30, 2000, it is likely that comprehensive income in future periods will differ significantly from net income and will be more volatile than net income as long as the available-for-sale securities are held.

4.  SEGMENT INFORMATION


The Company has two separately managed reportable segments: natural gas distribution and natural gas transmission/storage. The accounting policies of the segments are the same as those described in the notes to Consolidated Financial Statements in the Company's 1999 Annual Report, and segment performance is evaluated by management based on reported operating income. Intersegment transactions are generally recorded the same as sales or transactions with third parties. Interest expense, interest revenue and income tax expense are not allocated to the reportable segments. In addition, during 2000, the Company simplified its allocation of certain revenues and expenses between the business segments. As a result, certain amounts reported for 2000 are not comparable to prior periods or to other companies' similar business segments. Interest revenue is included in other income on the Statements of Consolidated Income herein. There were no significant changes in segment assets during the six-month period ended June 30, 2000.


---------------------------------------------------------------------
                             Three-month periods    Six-month periods
                                ended June 30,        ended June 30,
                             ----------------------------------------
(Dollars in millions)          2000       1999        2000    1999
---------------------------------------------------------------------

Revenues:
  Distribution               $  474     $  490     $ 1,081  $1,007
  Transmission and storage      138        130         266     232
  Other                          18          4         (19)     (8)
                             ----------------------------------------
    Total                    $  630     $  624     $ 1,328  $1,231
                             ----------------------------------------
Segment Income:
  Distribution               $   54     $   84     $   164  $  193
  Transmission and storage       38         17          73      29
  Other                          18          4         (17)     (7)
                             ----------------------------------------
    Total segment income        110        105         220     215

Interest expense                (20)       (18)        (38)    (39)
Income tax expense              (45)       (40)        (91)    (80)
Nonoperating income (expense)     3         --           7      (2)
                             ----------------------------------------
  Net income                 $   48     $   47     $    98  $   94
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

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements that are not historical fact and constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words "estimates,"" believes," " expects,"" anticipates,"" plans," "intends," "may" and "should" or similar expressions, or discussions of strategy or of plans are intended to identify forward-looking statements that involve risks, uncertainties and assumptions. Future results may differ materially from those expressed in the forward-looking statements.

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

See also "Factors Influencing Future Performance" below.

CAPITAL RESOURCES AND LIQUIDITY

The Company's California utility operations continue to be the major source of liquidity. In addition, working capital requirements are met through the issuance of short-term and long-term debt. Cash and cash equivalents at June 30, 2000 are available for investment in utility plant, the retirement of debt and other corporate purposes. Major changes in cash flows not described elsewhere are described below.

CASH FLOWS FROM OPERATING ACTIVITIES

For the six-month period ended June 30, 2000, the decrease in cash flows from operations is primarily due to the increase in affiliate receivables, offset by the increase in balancing accounts.


CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures for property, plant and equipment are estimated to be $200 million for the full year 2000 and will be financed primarily by internally generated funds. Construction, investment and financing programs are continuously reviewed and revised in response to changes in competition, customer growth, inflation, customer rates, the cost of capital, and environmental and regulatory requirements.

CASH FLOWS FROM FINANCING ACTIVITIES

For the six-month period ended June 30, 2000, cash flows from financing activities were relatively unchanged from the corresponding period in 1999.

RESULTS OF OPERATIONS

SoCalGas' net income increased 2 percent and 4 percent for the three-month and six-month periods ended June 30, 2000, respectively, compared to the same periods in 1999, primarily due to reduced operating and maintenance expenses.

The table below summarizes natural gas volumes and revenues by customer class for the six-month periods ended June 30, 2000 and 1999.

Southern California Gas Company
Gas Sales, Transportation and Exchange
For the six-month periods ended June 30
(Volumes in billion cubic feet, dollars in millions)

                                Gas Sales     Transportation & Exchange      Total
                           --------------------------------------------------------------
                              Volumes    Revenue    Volumes  Revenue    Volumes   Revenue
                           --------------------------------------------------------------
2000:
 Residential                      136     $1,016         2    $  8         138     $1,024
 Commercial and industrial         44        282       160     124         204        406
 Utility electric generation       --         --        99      38          99         38
 Wholesale                         --         --        74      26          74         26
                           --------------------------------------------------------------
                                  180     $1,298       335    $196         515      1,494
 Balancing accounts and other                                                        (166)
                                                                                 --------
   Total                                                                           $1,328
------------------------------------------------------------------------------------------

1999:
 Residential                      162     $1,017         1    $  4         163     $1,021
 Commercial and industrial         46        241       152     122         198        363
 Utility electric generation       --         --        49      20          49         20
 Wholesale                         --         --        80      28          80         28
                           --------------------------------------------------------------
                                  208     $1,258       282    $174         490      1,432
 Balancing accounts and other                                                        (201)
                                                                                 --------
   Total                                                                           $1,231
------------------------------------------------------------------------------------------



Natural gas revenues increased 8 percent for the six-month period ended June 30, 2000, compared to the corresponding period in 1999. The increase is primarily due to higher natural gas prices.

Cost of natural gas distributed increased 23 percent for the six-month period ended June 30, 2000 compared to the corresponding period in 1999. The increase is primarily due to higher natural gas prices. Under the current regulatory framework, changes in core-market natural gas prices do not affect net income since, as explained more fully in the 1999 Annual Report, current or future customer rates normally recover the actual cost of natural gas.

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

Key elements of the mechanisms include an initial reduction in base rates, an indexing mechanism that limits future rate increases to the inflation rate less a productivity factor, a sharing mechanism with customers if earnings exceed the authorized rate of return on rate base, and rate refunds to customers if service quality deteriorates . Specifically, the key elements of the mechanisms include the following:

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

Biennial Cost Allocation Proceeding (BCAP)

The BCAP determines how a utility's natural gas transportation costs are allocated among various customer classes (residential, commercial, industrial, etc.). In October 1998, the California utilities filed 1999 BCAP applications requesting that new rates become effective August 1, 1999, and remain in effect through December 31, 2002. On April 20, 2000, the CPUC issued a decision adopting overall decreases in natural gas revenues of $210 million for SoCalGas for transportation rates effective June 1, 2000. Since the decrease reflects anticipated changes in corresponding costs, it has no effect on net income.

Key elements of the 1999 BCAP decision for SoCalGas include (1) the first update to customer throughput forecasts since the Global Settlement (the 1994 comprehensive settlement of natural gas regulatory issues, described in the Company's 1999 Annual Report on Form 10-K), (2) a return to the pre-Global Settlement 75%/25% (ratepayer/shareholder) balancing treatment for noncore revenues excluding certain transactions, and (3) 50%/50% balancing treatment of unbundled noncore storage. The shareholder portion of noncore transportation and storage revenues is excluded from the PBR sharing mechanism.

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

In June 1999, SoCalGas filed its annual GCIM application with the CPUC, requesting an award of $8 million for the annual period ended March 31, 1999. On June 8, 2000 the CPUC approved the $8 million award and deferred decision regarding extending the GCIM beyond March 31, 2000 until an evaluation is performed by the Commission staff. The evaluation report is expected in January 2001.

In June 2000, SoCalGas filed its annual GCIM application with the CPUC, requesting an award of $10 million for the annual period ended March 31, 2000. A CPUC decision is expected during the first quarter of 2001.

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

In December 1999, the Securities Exchange Commission (SEC) staff issued Staff Accounting Bulletin (SAB) 101 " Revenue Recognition. SABs are not rules issued by the SEC. Rather, they represent interpretations and practices followed by the SEC's staff in administering the disclosure requirements of the federal securities laws. SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements; it does not change the existing rules on revenue recognition. SAB 101 sets forth the basic criteria that must be met before revenue should be recorded. Implementation of SAB 101 is required by the fourth quarter of 2000 and will have no effect on the company's Consolidated Financial Statements.

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

ITEM 5.  OTHER INFORMATION

In August 2000 the Company announced the succession of E.A. Guiles to the position of group president of Sempra Energy's Regulated Business Units which was left vacant by the retirement of Warren Mitchell. Guiles has also been named chairman of SDG&E and of SoCalGas and continues as president of SoCalGas' Energy Distribution Services.




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits


      Exhibit 27 - Financial Data Schedules

      27.1  Financial Data Schedule for the six-month period ended
      June 30, 2000.

(b)  Reports on Form 8-K

There were no reports on Form 8-K filed after March 31, 2000.




                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SOUTHERN CALIFORNIA GAS COMPANY
                                    -------------------------------
                                           (Registrant)





                                      By:  /s/  E.A. Guiles
Date: August 11, 2000               ---------------------------
                                             E.A. Guiles
                                             President