Form 10-Q
period 2000-09-30
SOUTHERN CALIFORNIA GAS CO
filed 2000-11-13
CIK 92108

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

       [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended        September 30, 2000
                              -------------------------------------

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

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
Dollars in millions
                                                         Three Months Ended
                                                             September 30,
                                                           ----------------
                                                            2000      1999
                                                           ------    ------

Operating Revenues                                          $722      $562
                                                            -----     -----
Expenses
  Cost of natural gas distributed                            349       188
  Operation and maintenance                                  175       179
  Depreciation                                                65        65
  Income taxes                                                45        42
  Other taxes and franchise payments                          19        20
                                                            -----     -----
     Total                                                   653       494
                                                            -----     -----
Operating Income                                              69        68
                                                            -----     -----
Other Income and (Deductions)
  Interest income                                              9         5
  Regulatory interest                                         (4)       (4)
  Allowance for equity funds used during construction          1        --
  Taxes on non-operating income                               (2)       (1)
  Other - net                                                 (2)        1
                                                            -----     -----
     Total                                                     2         1
                                                            -----     -----
Income Before Interest Charges                                71        69
                                                            -----     -----
Interest Charges
  Long-term debt                                              17        19
  Other                                                        2         2
  Allowance for borrowed funds used during construction       (1)       --
                                                            -----     -----
     Total                                                    18        21
                                                            -----     -----
Net income                                                  $ 53      $ 48
                                                            =====    ======
See notes to Consolidated Financial Statements.


SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
Dollars in millions
                                                           Nine Months Ended
                                                              September 30,
                                                           ----------------
                                                            2000      1999
                                                           ------    ------

Operating Revenues                                        $2,050    $1,793
                                                           ------    ------
Expenses
  Cost of natural gas distributed                            959       685
  Operating and maintenance                                  492       524
  Depreciation                                               196       194
  Income taxes                                               132       123
  Other taxes and franchise payments                          69        65
                                                           ------    ------
     Total                                                 1,848     1,591
                                                           ------    ------
Operating Income                                             202       202
                                                           ------    ------

Other Income and (Deductions)
  Interest income                                             20        12
  Regulatory interest                                         (9)      (12)
  Allowance for equity funds used during construction          2         2
  Taxes on non-operating income                               (6)       --
  Other - net                                                 (2)       (1)
                                                           ------    ------
     Total                                                     5         1
                                                           ------    ------
Income Before Interest Charges                               207       203
                                                           ------    ------

Interest Charges
  Long-term debt                                              52        57
  Other                                                        6         5
  Allowance for borrowed funds used during construction       (2)       (1)
                                                           ------    ------
     Total                                                    56        61
                                                           ------    ------
Net Income                                                   151       142
Preferred Dividend Requirements                                1         1
                                                           ------    ------
Earnings Applicable to Common Shares                        $150      $141
                                                           ======    ======

See notes to Consolidated Financial Statements.

</table




SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
Dollars in millions
                                                      Balance at
                                               --------------------------
                                              September 30,   December 31,
                                                 2000            1999
                                               ---------      -----------
ASSETS
Utility plant - at original cost                  $6,272           $6,160
Accumulated depreciation                          (3,516)          (3,339)
                                                  ------           ------
      Utility plant - net                          2,756            2,821
                                                  ------           ------

Current Assets
  Cash and cash equivalents                           80               11
  Accounts receivable                                261              294
  Due from affiliates                                351               73
  Income taxes receivable                              3               --
  Deferred income taxes                               24               25
  Inventories                                        105               78
  Other                                               21                5
                                                  ------           ------
        Total current assets                         845              486
                                                  ------           ------
Regulatory assets                                     12               91
Investments and other assets                         117               54
                                                  ------           ------
        Total                                     $3,730           $3,452
                                                  ======           ======


See notes to Consolidated Financial Statements.


SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
Dollars in millions
                                                        Balance at
                                              -----------------------------
                                              September 30,     December 31,
                                                 2000               1999
                                              ------------      -----------
CAPITALIZATION AND LIABILITIES
Capitalization
  Common stock                                   $  835           $   835
  Retained earnings                                 497               447
  Accumulated other comprehensive income             16                 6
                                                 ------            ------
    Total common equity                           1,348             1,288

  Preferred stock                                    22                22
  Long-term debt                                    940               939
                                                 ------            ------
     Total capitalization                         2,310             2,249
                                                 ------            ------

Current Liabilities
  Accounts payable                                  352               209
  Regulatory balancing accounts - net               154               154
  Income taxes payable                               --                 4
  Interest payable                                   30                29
  Current portion of long-term debt                  --                30
  Other                                             265               205
                                                 ------            ------
     Total current liabilities                      801               631
                                                 ------            ------
Deferred credits and other liabilities
  Customer advances for construction                 19                27
  Deferred income taxes                             361               319
  Deferred investment tax credits                    53                56
  Deferred credits and other liabilities            186               170
                                                 ------            ------
     Total deferred credits and other liabilities   619               572
                                                 ------            ------
Commitments and contingent liabilities (Note 2)

        Total                                    $3,730            $3,452
                                                 ======            ======
See notes to Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
Dollars in millions
                                                        Nine Months Ended
                                                            September 30,
                                                       ------------------
                                                       2000         1999
                                                       -----        -----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                           $151         $142
  Adjustments to reconcile net income to
   net cash provided by operating activities
     Depreciation                                       196          194
     Deferred income taxes and investment tax credits    38           11
     Other                                               28           (4)
     Net change in other working capital components     175          264
                                                       ----         ----
      Net cash provided by operating activities         588          607
                                                       ----         ----
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                 (130)        (106)
  Loan to parent                                       (258)        (199)
  Other - net                                            --           (2)
                                                       ----         ----
      Net cash used in investing activities            (388)        (307)
                                                       ----         ----
CASH FLOWS FROM FINANCING ACTIVITIES
  Payment of long-term debt                             (30)          --
  Dividends paid                                       (101)        (201)
                                                       ----         ----
     Net cash used in financing activities             (131)        (201)
                                                       ----         ----

Increase in Cash and Cash Equivalents                    69           99
Cash and Cash Equivalents, January 1                     11           11
                                                       ----         ----
Cash and Cash Equivalents, September 30                $ 80         $110
                                                       ====         ====
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest payments, net of amount capitalized         $ 55         $ 75
                                                       ====         ====
  Income tax payments, net of refunds                  $107         $100
                                                       ====         ====
See notes to Consolidated Financial Statements.







NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  GENERAL

This Quarterly Report on Form 10-Q is that of the Southern California Gas Company (SoCalGas or the Company), the sole direct subsidiary of Pacific Enterprises (PE). PE's common stock is wholly owned by Sempra Energy, a California-based Fortune 500 energy services company. The financial statements herein are the Consolidated Financial Statements of SoCalGas and its subsidiaries, whose operations are not material to the consolidated financial statements.

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

In July 1999, after hearings, the CPUC issued a decision stating which natural gas regulatory changes it found most promising, encouraging parties to submit settlements addressing those changes, and providing for further hearings if necessary.

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

Between late 1999 and April 2000, several conflicting settlement proposals were filed by various groups of parties that addressed the changes the CPUC found promising in July 1999. Hearings were held in May and June of 2000, and a CPUC decision is expected in 2001. The principal issues in dispute include: whether firm, tradable rights to capacity on SoCalGas' major gas transmission lines should be created, with SoCalGas at risk for market demand for the recovery of the cost of these facilities; the extent to which SoCalGas' storage services should be further unbundled and SoCalGas be put at greater risk for recovery of storage costs; the manner in which interstate pipeline capacity held by SoCalGas to serve core markets should be allocated to core customers who purchase gas from energy service providers other than SoCalGas; and the recovery of SoCalGas' costs to implement whatever regulatory changes are adopted. Additional proposals include improving the access of energy service providers to sell natural gas supply to core customers of SoCalGas and SDG&E.

Consistent with Sempra Energy's corporate policies favoring the unbundling of commodity and nonessential services, SoCalGas and its affiliate, San Diego Gas & Electric Company (SDG&E), are supporting changes that they believe will provide greater customer choice in utility services and greater access to gas supply service from energy service providers in the core market. However, a coalition of gas-fired electric generators and consumer groups has also proposed the CPUC require SoCalGas to absorb 25 percent of the above-market cost of some capacity SoCalGas has contracted for on interstate pipelines. SoCalGas is actively opposing this proposal, contending that regulatory changes developed after the capacity was committed should not be considered in evaluating the propriety of the commitment.

Certain parties contend that the restructuring process is an appropriate venue for addressing whether SoCalGas should refund retroactively to September 1999 the cost in rates of ownership and operation of one SoCalGas storage field. SoCalGas is also actively opposing this proposal and the propriety of this venue for its resolution.


QUASI-REORGANIZATION

In 1993, PE divested its merchandising operations and most of its oil and gas exploration and production business. In connection with the divestitures, PE effected a quasi-reorganization for financial reporting purposes effective December 31, 1992. Unitary tax issues and certain other liabilities established in connection with the quasi-reorganization were favorably resolved in November 1999. Excess reserves of $80 million resulting from the favorable resolution of these issues were added to shareholders' equity at that time. Other liabilities established in connection with discontinued operations and the quasi-reorganization will be resolved in future years. Management believes the provisions for these matters are adequate.

3.  COMPREHENSIVE INCOME

Comprehensive income for the three-month periods ended September 30, 2000 and 1999 was $40 million and $48 million, respectively. Comprehensive income for the nine-month periods ended September 30, 2000 and 1999 was $161 million and $142 million, respectively. For the 2000 periods, the following is a reconciliation of net income to comprehensive income.

                                 Three-month           Nine-month
                                period ended          period ended
(Dollars in millions)         September 30, 2000   September 30, 2000
--------------------------------------------------------------------
Net income                            $   53               $  151

Change in unrealized gain
   on marketable securities              (14)                   7

Minimum pension liability adjustments      1                    3
                                    --------------------------------
   Comprehensive income               $   40               $  161
--------------------------------------------------------------------

For the 1999 periods, comprehensive income was equal to net income.

4. SEGMENT INFORMATION

The Company previously had two separately managed reportable segments: natural gas distribution and natural gas transmission/storage. During 2000, the Company simplified how management evaluates performance. As a result, the Company no longer operates in multiple business segments.




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

These statements are necessarily based upon various assumptions involving judgments with respect to the future and other risks, including, among others, local, regional, national and international economic, competitive, political and regulatory conditions and developments; technological developments; capital market conditions; inflation rates; interest rates; energy markets, including the timing and extent of changes in commodity prices; weather conditions; legislative activities; business, regulatory and legal decisions; the pace of deregulation of retail natural gas and electricity delivery; the timing and success of business development efforts; and other uncertainties -- all of which are difficult to predict and many of which are beyond the control of the Company. Readers are cautioned not to rely unduly on any forward-looking statements and are urged to review and consider carefully the risks, uncertainties and other factors which affect the Company's business described in this quarterly report and other reports filed by the Company from time to time with the Securities and Exchange Commission.

See also "Factors Influencing Future Performance" below.

CAPITAL RESOURCES AND LIQUIDITY

Working capital requirements can be met through the issuance of short-term and long-term debt. Cash and cash equivalents at September 30, 2000 are available for investment in utility plant, the retirement of debt and other corporate purposes. Major changes in cash flows not described elsewhere are described below.


CASH FLOWS FROM OPERATING ACTIVITIES

For the nine-month period ended September 30, 2000, the decrease in cash flows from operations compared to the corresponding period in 1999 is primarily due to lower collections on accounts receivable and a decrease in overcollections on regulatory balancing accounts, partially offset by the increase in accounts payable due to the increased volume and price of natural gas purchased.

CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures for property, plant and equipment are estimated to be $200 million for the full year 2000 and are being financed primarily by internally generated funds. Construction, investment and financing programs are continuously reviewed and revised in response to changes in competition, customer growth, inflation, customer rates, the cost of capital, and environmental and regulatory requirements.

CASH FLOWS FROM FINANCING ACTIVITIES

For the nine-month period ended September 30, 2000, the decrease in cash flows used in financing activities compared to the corresponding period in 1999 is primarily due to the decrease in dividends paid to the parent company compared to the corresponding period in 1999. In July 2000, SoCalGas repaid $30 million of 8.75 percent medium-term notes upon maturity.

In September 2000, PE's $300 million credit agreement was cancelled and SoCalGas' $400 million credit agreement was decreased to $200 million.

RESULTS OF OPERATIONS

SoCalGas' net income increased 10 percent and 6 percent for the three-month and nine-month periods ended September 30, 2000, respectively, compared to the same periods in 1999, primarily due to reduced operating and maintenance expenses, increased income from natural gas sales to large commercial, industrial and institutional customers, and interest income accrued on increased affiliate receivables.


The table below summarizes natural gas volumes and revenues by customer class for the nine-month periods ended September 30, 2000 and 1999.



Southern California Gas Company
Gas Sales, Transportation and Exchange
For the nine-month periods ended September 30
(Volumes in billion cubic feet, dollars in millions)

                                Gas Sales     Transportation & Exchange      Total
                           --------------------------------------------------------------
                              Volumes    Revenue    Volumes  Revenue    Volumes   Revenue
                           --------------------------------------------------------------
2000:
 Residential                      172     $1,373         2    $  9         174     $1,382
 Commercial and industrial         62        409       241     165         303        574
 Utility electric generation       --         --       230      82         230         82
 Wholesale                         --         --       119      39         119         39
                           --------------------------------------------------------------
                                  234     $1,782       592    $295         826      2,077
 Balancing accounts and other                                                         (27)
                                                                                 --------
   Total                                                                           $2,050
------------------------------------------------------------------------------------------

1999:
 Residential                      201     $1,319         2    $  6         203     $1,325
 Commercial and industrial         63        334       227     175         290        509
 Utility electric generation       --         --       128      52         128         52
 Wholesale                         --         --       111      43         111         43
                           --------------------------------------------------------------
                                  264     $1,653       468    $276         732      1,929
 Balancing accounts and other                                                        (136)
                                                                                 --------
   Total                                                                           $1,793
------------------------------------------------------------------------------------------


Natural gas revenues increased 14 percent for the nine-month period ended September 30, 2000, compared to the corresponding period in 1999. The increase is primarily due to higher natural gas prices.

Cost of natural gas distributed increased 40 percent for the nine-month period ended September 30, 2000 compared to the corresponding period in 1999. The increase is primarily due to higher natural gas prices. Under the current regulatory framework, changes in core-market natural gas prices do not affect net income since, as explained more fully in the 1999 Annual Report, current or future core customer rates normally recover the actual cost of natural gas.

FACTORS INFLUENCING FUTURE PERFORMANCE

Performance of the Company in the near future will depend primarily on the ratemaking and regulatory process, electric and natural gas industry restructuring, and the changing energy marketplace. These factors are discussed in this section and in the notes to Consolidated Financial Statements.

Industry Restructuring

See discussion of industry restructuring in Note 2 of the notes to Consolidated Financial Statements.

Performance-Based Regulation (PBR)

To promote efficient operations and improved productivity and to move away from reasonableness reviews and disallowances, the CPUC has been directing utilities to use PBR. PBR has replaced the general rate case and certain other regulatory proceedings for the California utilities (SoCalGas and SDG&E). Under PBR, regulators require future income potential to be tied to achieving or exceeding specific performance and productivity goals, as well as cost reductions, rather than relying solely on expanding utility plant in a market where a utility already has a highly developed infrastructure. The utility's PBR mechanism is scheduled to be updated at December 31, 2002, to reflect, among other things, changes in costs and volumes.

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

In June 1999, SoCalGas filed its annual GCIM application with the CPUC, requesting an award of $8 million for the annual period ended March 31, 1999. On June 8, 2000 the CPUC approved the $8 million award and deferred its decision regarding extending the GCIM beyond March 31, 2000 until an evaluation is performed by the Commission staff. The evaluation report is expected in January 2001.

In June 2000, SoCalGas filed its annual GCIM application with the CPUC, requesting an award of $10 million for the annual period ended March 31, 2000. On October 30, 2000 the CPUC's Office of Ratepayer Advocates recommended approval of the $10 million award and the extension of the GCIM beyond March 31, 2000, with certain modifications to the tolerance band and benchmark price. A CPUC decision is expected during the first quarter of 2001.

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

In December 1999, the Securities Exchange Commission (SEC) staff issued Staff Accounting Bulletin (SAB) 101 - Revenue Recognition. SABs are not rules issued by the SEC. Rather, they represent interpretations and practices followed by the SEC's staff in administering the disclosure requirements of the federal securities laws. SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements; it does not change the existing rules on revenue recognition. SAB 101 sets forth the basic criteria that must be met before revenue should be recorded. Implementation of SAB 101 is required by the fourth quarter of 2000 and will have no effect on the company's Consolidated Financial Statements.

ITEM 3.    MARKET RISK

There have been no significant changes in the risk issues affecting the Company subsequent to those discussed in the Annual Report on Form 10-K for 1999.


PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Except as otherwise described in this report, neither the Company nor its subsidiaries are party to, nor is their property the subject of, any material pending legal proceedings other than routine litigation incidental to their businesses.

ITEM 5.  OTHER INFORMATION

In August 2000 the Company announced that E.A. Guiles was appointed to the position of group president of the regulated business units of Sempra Energy, which was left vacant by the retirement of Warren
Mitchell. Guiles has also been named chairman of SDG&E and of SoCalGas and continues as president of SoCalGas and its Energy
Distribution Services business unit.

In September 2000 Sempra Energy announced the appointment of Stephen
L. Baum as chairman. He succeeds former chairman Richard D. Farman, who has retired. Baum continues as president and chief executive officer of Sempra Energy.

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

      Exhibit 27 - Financial Data Schedules

      27.1 Financial Data Schedule for the nine-month period ended September 30, 2000.

(b)  Reports on Form 8-K

There were no reports on Form 8-K filed after June 30, 2000.






                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SOUTHERN CALIFORNIA GAS COMPANY
                                    -------------------------------
                                           (Registrant)





                                   By:  /s/  E.A. Guiles
Date: November 13, 2000              ---------------------------
                                             E.A. Guiles
                                             President