Form 10-K
period 2000-12-31
SOUTHERN CALIFORNIA GAS CO
filed 2001-03-13
CIK 92108

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                              FORM 10-K
(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the fiscal year ended    December 31, 2000
                                               --------------------
   OR
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to_______
                 SOUTHERN CALIFORNIA GAS COMPANY
-------------------------------------------------------------------
      (Exact name of registrant as specified in its charter)

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
Preferred Stock                                       Pacific
First Mortgage Bonds:                                 New York
      Series Y, due 2021; Series Z, due 2002;
      Series BB, due 2023; Series DD, due 2023;
      Series EE, due 2025; Series FF, due 2003

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:    None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and
(2) has been subject to such filing requirements for the past 90
days.                                         Yes [ X ]   No  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Exhibit Index on page 53.  Glossary on page 55.

Aggregate market value of the voting preferred stock held by non-affiliates of the registrant as of February 28, 2001 was $12.6 million.

Registrant's common stock outstanding as of February 28, 2001 was wholly owned by Pacific Enterprises.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Information Statement prepared for the May 2001 annual meeting of shareholders are incorporated by reference into
Part III.

                        TABLE OF CONTENTS

PART I
Item 1.  Business . . . . . . . . . . . . . . . . . . . . . . .  3
Item 2.  Properties . . . . . . . . . . . . . . . . . . . . . . 11
Item 3.  Legal Proceedings. . . . . . . . . . . . . . . . . . . 11
Item 4.  Submission of Matters to a Vote of Security Holders. . 11

PART II
Item 5.  Market for Registrant's Common Equity and Related
            Stockholder Matters . . . . . . . . . . . . . . . . 12
Item 6.  Selected Financial Data. . . . . . . . . . . . . . . . 12
Item 7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . . . . 13
Item 7A. Quantitative and Qualitative Disclosures
            About Market Risk . . . . . . . . . . . . . . . . . 24
Item 8.  Financial Statements and Supplementary Data. . . . . . 25
Item 9.  Changes In and Disagreements with Accountants on
            Accounting and Financial Disclosure . . . . . . . . 49

PART III
Item 10. Directors and Executive Officers of the Registrant . . 49
Item 11. Executive Compensation . . . . . . . . . . . . . . . . 49
Item 12. Security Ownership of Certain Beneficial Owners
            and Management. . . . . . . . . . . . . . . . . . . 49
Item 13. Certain Relationships and Related Transactions . . . . 50

PART IV
Item 14. Exhibits, Financial Statement Schedules and Reports
            on Form 8-K . . . . . . . . . . . . . . . . . . . . 50

Independent Auditors' Consent . . . . . . . . . . . . . . . . . 51

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . 52

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . 53

Glossary. . . . . . . . . . . . . . . . . . . . . . . . . . . . 55

This Annual Report contains statements that are not historical fact and constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words "estimates," "believes," "expects," "anticipates," "plans," "intends," "may," "would" and "should" or similar expressions, or discussions of strategy or of plans are intended to identify forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future results may differ materially from those expressed in these forward-looking statements.

Forward-looking statements are necessarily based upon various assumptions involving judgments with respect to the future and other risks, including, among others, local, regional, national and international economic, competitive, political, legislative and regulatory conditions; actions by the California Public Utilities Commission, the California Legislature and the Federal Energy Regulatory Commission; the financial condition of other investor-owned utilities; inflation rates and interest rates; energy markets, including the timing and extent of changes in commodity prices; weather conditions; business, regulatory and legal decisions; the pace of deregulation of retail natural gas and electricity delivery; the timing and success of business-development efforts; and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company. Readers are cautioned not to rely unduly on any forward-looking statements and are urged to review and consider carefully the risks, uncertainties and other factors which affect the Company's business described in this Annual Report and other reports filed by the Company from time to time with the Securities and Exchange Commission.





                             PART I

ITEM 1. BUSINESS

DESCRIPTION OF BUSINESS
A description of Southern California Gas Company (SoCalGas or the
Company) is given in "Management's Discussion and Analysis of Financial Condition and Results of Operations" herein.

GOVERNMENT REGULATION

Local Regulation
SoCalGas has gas franchises with the 238 legal jurisdictions in its service territory. These franchises allow SoCalGas to locate facilities for the transmission and distribution of natural gas in the streets and other public places. Some franchises have fixed terms, such as that for the city of Los Angeles, which expires in 2012. Most of the franchises do not have fixed terms and continue indefinitely. The range of expiration dates for the franchises with definite terms is 2003 to 2048.

State Regulation
The State of California Legislature, from time to time, passes laws that regulate SoCalGas' operations. For example, in 1999, the legislature enacted a law addressing natural gas industry restructuring.

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

Other regulatory matters are described in Note 11 of the notes to Consolidated Financial Statements, herein.

SOURCES OF REVENUE

Industry segment information is contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations," and in Note 12 of the notes to Consolidated Financial Statements, herein.

NATURAL GAS OPERATIONS

Utility Services
SoCalGas distributes natural gas throughout a 23,000-square-mile service territory with a population of approximately 18.4 million people. Its service territory includes most of southern California and part of central California.

The Company offers two basic utility services: sale of natural gas and transportation of natural gas. Natural gas service is also provided on a wholesale basis to the distribution systems of the City of Long Beach, Southwest Gas Corporation and SDG&E, an affiliated company.

Supplies of Natural Gas
SoCalGas buys natural gas under short-term and long-term contracts. Short-term purchases under these contracts are primarily from various Southwest U.S. and Canadian gas suppliers, and are primarily based on monthly spot-market prices. SoCalGas transports gas under long-term firm pipeline capacity agreements that provide for annual reservation charges. SoCalGas recovers such fixed charges in rates. SoCalGas has firm pipeline capacity contracts with pipeline companies that expire at various dates through 2006.

Most of the natural gas purchased and delivered by the Company is produced outside of California. These supplies are delivered to the Company's intrastate transmission system by interstate pipeline companies, primarily El Paso Natural Gas Company and Transwestern Natural Gas Company. These interstate companies provide transportation services for supplies purchased from other sources by the Company or its transportation customers. The rates that interstate pipeline companies may charge for transportation services are regulated by the FERC.

The following table shows the sources of natural gas deliveries from 1996 through 2000.

                                                                Year Ended December 31
                                          -------------------------------------------------------------------
                                            2000           1999          1998           1997           1996
-------------------------------------------------------------------------------------------------------------
Purchases in billions of cubic feet
 Spot market                                 343            315            270           229            226
 Long-term                                    16             74            101            95             96
 California producers                          1              2              3             5             12
                                          -------        -------       -------        -------        -------
    Total Purchases                          360            391            374           329            334

Customer-Owned and Exchange Receipts         755            637            637           614            518

Storage Withdrawal
   (Injection) - net                          39             (6)           (28)           (3)            42

Company Use and
  Unaccounted For                            (21)           (16)           (21)          (10)           (10)
                                          -------        -------       -------        -------        -------
    Net Deliveries                         1,133          1,006            962           930            884
                                          =======        =======       =======        =======        =======
Purchases in millions of dollars
 Commodity costs                          $1,243          $ 916         $  774         $ 849          $ 627

 Fixed charges*                              128            147            174           250            276
                                          -------        -------       -------        -------        -------
    Total Purchases                       $1,371         $1,063         $  948        $1,099          $ 903
                                          =======        =======       =======        =======        =======
Average Cost of Purchases
  (dollars per thousand cubic feet)**      $3.45          $2.34         $ 2.07         $2.58          $1.88
                                          =======        =======       =======        =======        =======

*   Fixed charges primarily include pipeline demand charges, take or pay settlement costs and other direct-billed amounts allocated over the quantities delivered by the interstate pipelines serving SoCalGas.

**  The average commodity cost of natural gas purchased excludes fixed charges.


Market-sensitive natural gas supplies (supplies purchased on the spot market as well as under longer-term contracts, ranging from one month to ten years, based on spot prices) accounted for 95 percent of total natural gas volumes purchased by the Company during 2000, as compared with 81 percent and 72 percent during 1999 and 1998, respectively. Supply/demand imbalances are affecting the price of natural gas in California more than in the rest of the country because of California's dependence on natural gas fired electric generation due to air-quality considerations. The average price of natural gas at the California/Arizona (CA/AZ) border was $6.25/mmbtu in 2000, compared with $2.33/mmbtu in 1999. On December 11, 2000, the average spot cash gas price at the CA/AZ border reached a record high of $56.91/mmbtu.

During 2000, the Company delivered 1,133 bcf of natural gas through its system. Approximately 70 percent of these deliveries were customer-owned natural gas for which the Company provided transportation services. The balance of natural gas deliveries was gas purchased by the Company and resold to customers. The Company estimates that sufficient natural gas supplies will be available to meet the requirements of its customers for the next several years.

Customers
For regulatory purposes, customers are separated into core and noncore customers. Core customers are primarily residential and small commercial and industrial customers, without alternative fuel capability. There are approximately 5 million core customers (4.8 million residential and 0.2 million small commercial and industrial). Noncore customers consist primarily of utility electric generation (UEG), wholesale, large commercial, industrial and off-system (outside the Company's normal service territory) customers, and total approximately 1,500.

Most core customers purchase natural gas directly from the Company. Core customers are permitted to aggregate their natural gas requirement and, up to a limit of 10 percent of the Company's core market, to purchase natural gas directly from brokers or producers. The Company continues to be obligated to purchase reliable supplies of natural gas to serve the requirements of its core customers. SoCalGas and SDG&E recently filed an application with the CPUC to combine the two companies' core procurement portfolios.

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

In 2000, approximately 87 percent of the CPUC-authorized natural gas margin was allocated to the core customers, with 13 percent allocated to the noncore customers.

Although revenue from transportation throughput is less than for natural gas sales, the Company generally earns the same margin whether the Company buys the gas and sells it to the customer or transports natural gas already owned by the customer.

The Company also provides natural gas storage services for noncore and off-system customers on a bid and negotiated contract basis. The storage service program provides opportunities for customers to store natural gas on an "as available" basis, usually during the summer to reduce winter purchases when natural gas costs are generally higher. As of December 31, 2000, the Company was storing approximately 2 bcf of customer-owned gas.

Demand for Natural Gas
Natural gas is a principal energy source for residential, commercial, industrial and UEG customers. Natural gas competes with electricity for residential and commercial cooking, water heating, space heating and clothes drying, and with other fuels for large industrial, commercial and UEG uses. Growth in these natural gas markets depends largely on the health and expansion of the southern California economy. The Company added approximately 69,000 new customer meters in 2000 and 74,000 in 1999, representing growth rates of approximately 1.4 percent and 1.5 percent, respectively. SoCalGas expects its growth rate for 2001 to be at the 2000 level.

During 2000, 99 percent of residential energy customers in the Company's service area used natural gas for water heating, 96 percent for space heating, 76 percent for cooking and 55 percent for clothes drying.

Demand for natural gas by noncore customers is very sensitive to the price of competing fuels. Although the number of noncore customers in 2000 was only 1,500, it accounted for 12 percent of the authorized natural gas revenues and 69 percent of total natural gas volumes. External factors such as weather, the price of electricity, electric deregulation, the use of hydroelectric power, competing pipeline bypass and general economic conditions can result in significant shifts in demand and market price. The demand for natural gas by large UEG customers is also greatly affected by the price and availability of electric power generated in other areas. The increase in UEG demand in 2000 was due to higher demand for electricity and increased use of natural gas for electric generation, a colder 2000 - 2001 winter and population growth in California. Natural gas demand in 1999 for UEG customer use increased primarily due to higher electric energy usage in the summer, as a result of warmer weather.

Effective March 31, 1998, electric industry restructuring gave California consumers the option of selecting their electric energy provider from a variety of local and out-of-state producers. As a result, natural gas demand for electric generation within southern California competes with electric power generated throughout the western United States. Although electric industry restructuring has no direct impact on the Company's natural gas operations, future volumes of natural gas transported for UEG customers may be adversely affected to the extent that regulatory changes divert electricity production from the Company's service area and as noted in the following paragraph.

On January 18, 2001, Pacific Gas & Electric Company (PG&E) filed an emergency application with the CPUC requesting that SoCalGas be ordered to purchase natural gas or supply available natural gas to meet PG&E's core procurement needs. Some of PG&E's suppliers are declining to sell natural gas to PG&E due to its poor credit rating. Although SoCalGas has agreed to supply a limited amount of natural gas to PG&E through March 31, 2001 (secured by PG&E customer receivables), it is still urging rejection of the request which, if approved, could severely jeopardize SoCalGas' ability to serve its own customers because of cash flow considerations.

Other
Additional information concerning customer demand and other aspects of natural gas operations is provided under "Management's
Discussion and Analysis of Financial Condition and Results of
Operations" and in Notes 10 and 11 of the notes to Consolidated
Financial Statements herein.

RATES AND REGULATION

SoCalGas is regulated by the CPUC, which consists of five commissioners appointed by the Governor of California for staggered six-year terms. It is the responsibility of the CPUC to determine that utilities operate within the best interests of their customers. The regulatory structure is complex and has a substantial impact on the profitability of the Company. Both the electric and natural gas industries are currently undergoing transitions to competition and are being impacted by abnormally high commodity prices resulting from supply/demand imbalances.

Natural Gas Industry Restructuring
The natural gas industry experienced an initial phase of restructuring during the 1980s by deregulating natural gas sales to noncore customers. The CPUC is currently assessing the current market and regulatory framework for California's natural gas industry. As a result of California's dependence on natural gas fired electric generation due to air-quality considerations, supply/demand imbalances are affecting the price of natural gas in California more than in the rest of the country. Additional information on natural gas industry restructuring is provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 11 of the notes to Consolidated Financial Statements herein.

Balancing Accounts
In general, earnings fluctuations from changes in the costs of natural gas and consumption levels for the majority of natural gas are eliminated through balancing accounts authorized by the CPUC. Additional information on balancing accounts is provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 2 of the notes to Consolidated Financial Statements herein.

Performance-Based Regulation (PBR)
In recent years, the CPUC has directed utilities to use PBR. To promote efficient operations and improved productivity and to move away from reasonableness reviews and disallowances, PBR has replaced the general rate case and certain other regulatory proceedings for SoCalGas. Additional information on PBR is provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 11 of the notes to Consolidated Financial Statements herein.

Biennial Cost Allocation Proceeding (BCAP)
Rates to recover the changes in the cost of natural gas transportation services are determined in the BCAP. The BCAP adjusts rates to reflect variances in customer demand from estimates previously used in establishing customer natural gas transportation rates. The mechanism substantially eliminates the effect on income of variances in market demand and natural gas transportation costs and is subject to the limitations of the Gas Cost Incentive Mechanism (GCIM) described below. The BCAP will continue under PBR. Additional information on the BCAP is provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 11 of the notes to Consolidated Financial Statements herein.

Gas Cost Incentive Mechanism (GCIM)
The GCIM is a process SoCalGas uses to evaluate its natural gas purchases, substantially replacing the previous process of reasonableness reviews. Additional information on the GCIM is provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 11 of the notes to Consolidated Financial Statements herein.

Cost of Capital
Under PBR, annual Cost of Capital proceedings have been replaced by an automatic adjustment mechanism if changes in certain indices exceed established tolerances. Additional information on the Company's cost of capital is provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 11 of the notes to Consolidated Financial Statements herein.

ENVIRONMENTAL MATTERS

Discussions about environmental issues affecting SoCalGas are included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" herein. The following additional information should be read in conjunction with those discussions.

Hazardous Substances
In 1994, the CPUC approved the Hazardous Waste Collaborative
Memorandum account, a mechanism that allows SoCalGas to recover in rates the costs associated with the cleanup of sites contaminated with hazardous waste.

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

SoCalGas has been named as a potentially responsible party (PRP) for two landfill sites and five industrial waste disposal sites, from which releases have occurred as described below.

Remedial actions and negotiations with other PRPs and the United States Environmental Protection Agency (EPA) have been in progress since 1986 and 1993 for the two landfill sites. The Company's share of costs to remediate these sites is estimated to be $3.7 million, of which $410,000 was incurred during 2000.

In the early 1990s, the Company was notified of hazards at two industrial waste treatment facilities in the California communities of Fresno and Carson, where the Company had disposed of wastes. During 2000, the Company settled with the other PRPs at these sites for $425,000 and has no additional liability.

In December 1999, SoCalGas was notified that it is a PRP at a waste treatment facility in Bakersfield, California. SoCalGas is working with other PRPs in order to remove from the site certain liquid wastes that threaten to be released. It is too early to determine the existence or extent of any prior releases or SoCalGas' potential total liability.

In March 2000, SoCalGas was notified it is a PRP at a former mercury recycling facility in Brisbane, California. Total potential liability is estimated at less than $10,000. Also in March 2000, SoCalGas was sued in Federal District Court as a PRP in a waste oil disposal site in Los Angeles. Plaintiffs alleged that SoCalGas had transported various petroleum wastes to the site in the 1950s for recycling. SoCalGas settled with plaintiffs in December 2000 for $200,000.

In addition, the Company has identified and reported to California environmental authorities 42 former manufactured-gas plant sites for which it (together with other users as to 21 of these sites) may have cleanup obligations. As of December 31, 2000, 18 of these sites have been remediated, of which 14 have received certification from the California Environmental Protection Agency. Preliminary investigations, at a minimum, have been completed on 40 of the gas plant sites.

At December 31, 2000, SoCalGas' estimated remaining investigation and remediation liability related to hazardous waste sites, including the manufactured-gas plant sites detailed above, was $57.6 million, of which 90 percent is authorized to be recovered through the Hazardous Waste Collaborative mechanism. SoCalGas believes that any costs not ultimately recovered through rates, insurance or other means, will not have a material adverse effect on SoCalGas' results of operations or financial position.

Estimated liabilities for environmental remediation are recorded when amounts are probable and estimable. Amounts authorized to be recovered in rates under the Hazardous Waste Collaborative mechanism are recorded as a regulatory asset.

Air and Water Quality
California's air quality standards are more restrictive than federal standards. The transmission and distribution of natural gas require the operation of compressor stations, which are subject to increasingly stringent air-quality standards. Costs to comply with these standards are recovered in rates.

OTHER MATTERS

Research, Development and Demonstration (RD&D)
The SoCalGas RD&D portfolio is focused in five major areas: operations, utilization systems, power generation, public interest and transportation. Each of these activities provides benefits to customers and society by providing more cost-effective, efficient natural gas equipment with lower emissions, increased safety and reduced environmental mitigation and other utility operating costs. The CPUC has authorized SoCalGas to recover its operating costs associated with RD&D. An annual average of $7.9 million has been spent for the last three years.

Employees of Registrant
As of December 31, 2000, SoCalGas had 5,853 employees, compared to 6,079 at December 31, 1999.

Wages
Field, technical and most clerical employees of SoCalGas are represented by the Utility Workers' Union of America or the International Chemical Workers' Council. The collective bargaining agreement on wages, hours and working conditions remains in effect through March 31, 2002.

ITEM 2. PROPERTIES

Natural Gas Properties
At December 31, 2000, SoCalGas owned 2,846 miles of transmission and storage pipeline, 45,150 miles of distribution pipeline and 44,547 miles of service piping. It also owned 10 transmission compressor stations and 6 underground storage reservoirs (with a combined working capacity of 117.8 Bcf).

Other Properties
SoCalGas has a 15-percent limited partnership interest in a 52-story office building in downtown Los Angeles. SoCalGas leases approximately half of the building through the year 2011. The lease has six separate five-year renewal options.

The Company owns or leases other offices, operating and maintenance centers, shops, service facilities and equipment necessary in the conduct of business.

ITEM 3. LEGAL PROCEEDINGS

Except for the matters described in Note 10 of the notes to Consolidated Financial Statements or referred to elsewhere in this Annual Report, neither the Company nor its subsidiaries are party to, nor is their property the subject of, any material pending legal proceedings other than routine litigation incidental to their businesses.

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

Dividend Restrictions
CPUC regulation of SoCalGas' capital structure limits to $266 million the portion of the Company's December 31, 2000 retained earnings that is available for dividends. Additional information is provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations" herein.



ITEM 6. SELECTED FINANCIAL DATA

                                      At December 31, or for the years then ended
                                    ------------------------------------------------
  (Dollars in millions)               2000      1999      1998      1997      1996
                                    --------   -------   -------   -------   -------
Income Statement Data:
   Operating revenues                $2,854     $2,569    $2,427    $2,641    $2,422
   Operating income                  $  266     $  268    $  238    $  318    $  286
   Dividends on preferred Stock      $    1     $    1    $    1    $    7    $    8
   Earnings applicable to
     common shares                   $  206     $  200    $  158    $  231    $  193

Balance Sheet Data:
   Total assets                      $4,116     $3,452    $3,834    $4,205    $4,354
   Long-term debt                    $  821     $  939    $  967    $  968    $1,090
   Short-term debt (a)               $  120     $   30    $   75    $  498    $  409
   Shareholders' equity              $1,309     $1,310    $1,382    $1,467    $1,487


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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction
This section includes management's discussion and analysis of operating results from 1998 through 2000, and provides information about the capital resources, liquidity and financial performance of SoCalGas. This section also focuses on the major factors expected to influence future operating results and discusses investment and financing plans. It should be read in conjunction with the consolidated financial statements included in this Annual Report.
     SoCalGas is the nation's largest natural gas distribution utility. It owns and operates a natural gas distribution, transmission and storage system supplying natural gas throughout a 23,000-square mile service territory comprising most of southern California and part of central California. The Company is the principal subsidiary of Pacific Enterprises (PE or the Parent), which is wholly-owned by Sempra Energy. The Company provides natural gas service to residential, commercial, industrial, utility electric generation and wholesale customers through 5.0 million meters in a service area with a population of 18.4 million.
     Supply/demand imbalances are affecting the price of natural gas in California more than in the rest of the country because of California's dependence on natural gas fired electric generation due to air-quality considerations.
     The uncertainties shaping California's electric industry and business environment also affect the Company's operations.
     These recent developments are continuing to change. Information as of March 7, 2001, the date this report was prepared, is found herein, primarily under "Results of Operations" and "Factors Influencing Future Performance" and in Note 11 of the notes to Consolidated Financial Statements

Business Combinations
Sempra Energy was formed to serve as a holding company for PE and Enova Corporation (Enova), the parent corporation of San Diego Gas & Electric Company, in connection with a business combination that became effective on June 26, 1998 (the PE/Enova business combination). In connection with the PE/Enova business combination, the holders of common stock of PE and Enova became the holders of Sempra Energy's common stock. The preferred stock of SoCalGas remained outstanding. The combination was a tax-free transaction.
     Expenses incurred by SoCalGas in connection with this event were $35 million, aftertax, for the year ended December 31, 1998. No significant expenses were incurred subsequently. These costs consist primarily of employee-related costs, and investment banking, legal, regulatory and consulting fees. See Note 1 of the notes to the Consolidated Financial Statements for additional information.

Capital Resources and Liquidity
The Company's operations have historically been a major source of liquidity. In addition, working capital requirements are met primarily through the issuance of short-term and long-term debt. Cash requirements primarily consist of capital expenditures for utility plant.

Cash Flows From Operating Activities
The increase in cash flows from operating activities in 2000 was primarily due to higher accounts payable and overcollected regulatory balancing accounts, partially offset by increased accounts receivable. The increases in accounts payable and accounts receivable were primarily due to higher prices for natural gas. The regulatory balancing account overcollections resulted from higher sales volumes and the actual cost of gas being lower than amounts being collected in rates.
     The decrease in cash flows from operating activities in 1999 was primarily due to the return to ratepayers of the previously overcollected regulatory balancing accounts. This decrease was partially offset by the absence of business combination expenses and lower income tax payments in 1999. See
Note 1 of the notes to the Consolidated Financial Statements for additional information.

Cash Flows From Investing Activities
Cash flows from investing activities primarily represent capital expenditures for utility plant.
     Capital expenditures were $198 million in 2000, compared to $146 million and $128 million spent in 1999 and in 1998, respectively. The increase in capital expenditures in 2000 is primarily due to improvements to the gas distribution system and expansion of pipeline capacity to meet increased demand by electric generators and commercial and industrial customers. Capital expenditures increased in 1999 primarily due to internal software development projects during 1999.
     Capital expenditures in 2001 are expected to be comparable to those of 2000. They will be financed primarily by operations and debt issuances.

Cash Flows From Financing Activities
Net cash used in financing activities decreased in 2000 compared to 1999 primarily due to lower long-term debt repayments and lower dividends to the Parent compared to 1999.
     Net cash used in financing activities decreased in 1999 primarily due to lower short-term debt repayments and the repurchase of preferred stock in 1998, partially offset by greater dividends to the Parent in 1999.

Long-Term and Short-Term Debt

Cash was used for the repayment of $30 million and $75 million of unsecured notes in 2000 and 1999, respectively.
     In 1998, cash was used for the repayment of $100 million of first-mortgage bonds and $47 million of Swiss Franc bonds, partially offset by the issuance of $75 million of medium-term notes. Short-term debt repayments included $94 million of debt issued to finance the Comprehensive Settlement as discussed in Note 11 of the notes to Consolidated Financial Statements.

Stock Redemption

On February 2, 1998, SoCalGas redeemed all outstanding shares of its 7.75% Series Preferred Stock at a cost of $25.09 per share, or $75 million including accrued dividends.

Dividends

Dividends paid to the Parent amounted to $200 million in 2000, compared to $278 million in 1999 and $165 million in 1998.
     The payment of future dividends and the amount thereof are within the discretion of the Company's board of directors. CPUC regulation of SoCalGas' capital structure limits to $266 million the portion of the Company's December 31, 2000, retained earnings that is available for dividends.

Capitalization
Total capitalization including the current portion of long-term debt was $2.3 billion at December 31, 2000. The debt to capitalization ratio was 42 percent at December 31, 2000. The change in capitalization during 2000 was primarily due to the repayment of long-term debt.

Cash and Cash Equivalents
Cash and cash equivalents were $205 million at December 31, 2000.   This
cash is available for investment in projects consistent with the Company's strategic direction, the retirement of debt, the repurchase of common stock, the payment of dividends and other corporate purposes. The Company anticipates that operating cash required in 2001 for capital expenditures, dividends and debt payments will be provided by cash generated from operating activities and from long-term and short-term debt issuances.
     In addition to cash generated from ongoing operations, the Company has a credit agreement that permits short-term borrowings of up to $170 million. This agreement expires in 2002. For additional information see Note 3 of the notes to Consolidated Financial Statements.
     Management believes that the sources of funding described above are sufficient to meet short-term and long-term liquidity needs.

Results of Operations
To understand the operations and financial results of SoCalGas, it is important to understand the ratemaking procedures that SoCalGas follows.
     SoCalGas is regulated by the CPUC. It is the responsibility of the CPUC to determine that utilities operate in the best interests of their customers and have the opportunity to earn a reasonable return on investment.
     The natural gas industry experienced an initial phase of restructuring during the 1980s by deregulating natural gas sales to noncore customers. The CPUC currently is studying the issue of restructuring for sales to core customers and, as mentioned above, supply/demand imbalances are affecting the price of natural gas in California more than in the rest of the country because of California's dependence on natural gas fired electric generation due to air-quality considerations.

     See additional discussions of natural gas-industry restructuring below under "Factors Influencing Future Performance" and in Note 11 of the notes to Consolidated Financial Statements.
     In connection with restructuring of the natural gas industry, SoCalGas received approval from the CPUC for Performance-Based Ratemaking (PBR). Under PBR, income potential is tied to achieving or exceeding specific performance and productivity measures, rather than to expanding utility plant in a market where a utility already has a highly developed infrastructure (see Note 11 of the notes to Consolidated Financial Statements).

The table below summarizes the components of natural gas volumes and revenues by customer class for 2000, 1999 and 1998.

SoCalGas
GAS SALES, TRANSPORTATION & EXCHANGE
(Dollars in millions, volumes in billion cubic feet)
                              Gas Sales      Transportation & Exchange         Total
                      ----------------------------------------------------------------------
                        Throughput   Revenue   Throughput   Revenue    Throughput   Revenue
                      ----------------------------------------------------------------------
2000:
  Residential                  251    $2,167            3      $ 12           254    $2,179
  Commercial and Industrial     86       621          317       209           403       830
  Utility Electric Generation    -         -          310       106           310       106
  Wholesale                      -         -          166        54           166        54
                      -----------------------------------------------------------------------
                               337    $2,788          796      $381         1,133     3,169
  Balancing accounts and other                                                         (315)
                                                                                    ---------
    Total                                                                            $2,854
---------------------------------------------------------------------------------------------

1999:
  Residential                  275    $1,821            3      $ 10           278    $1,831
  Commercial and Industrial     84       452          306       229           390       681
  Utility Electric Generation    -         -          188        77           188        77
  Wholesale                      -         -          150        57           150        57
                      -----------------------------------------------------------------------
                               359    $2,273          647      $373         1,006     2,646
  Balancing accounts and other                                                          (77)
                                                                                    ---------
    Total                                                                            $2,569
---------------------------------------------------------------------------------------------
1998:
  Residential                  269    $1,976            3      $ 11           272    $1,987
  Commercial and Industrial     81       466          315       261           396       727
  Utility Electric Generation    -         -          139        66           139        66
  Wholesale                      -         -          155        66           155        66
                      -----------------------------------------------------------------------
                               350    $2,442          612      $404           962     2,846
  Balancing accounts and other                                                         (419)
                                                                                    ---------
    Total                                                                            $2,427
---------------------------------------------------------------------------------------------

2000 Compared to 1999

Net income for 2000 increased to $207 million compared to net income of $201 million in 1999. The increase is primarily due to higher non-core gas throughput, the sale of the Company's investment in Plug Power, and lower operating and maintenance expenses. For the fourth quarter of 2000, net income decreased to $56 million from $59 million for the fourth quarter of 1999. The decrease is primarily due to the favorable resolution of tax related issues in 1999, partially offset by higher non-core gas throughput and the sale of the Company's investment in Plug Power in 2000.

     Natural gas revenues increased from $2.6 billion in 1999 to $2.9 billion in 2000, primarily due to higher prices for natural gas in 2000 (see discussion of balancing accounts and gas revenues in Note 2 of the notes to Consolidated Financial Statements) and higher UEG revenues. The increase in UEG revenues was due to higher demand for electricity in 2000. In addition, the generating plants receiving gas transportation from the Company are operating at higher capacities than previously, as discussed below.
     The cost of natural gas distributed increased from $1.0 billion in 1999 to $1.4 billion in 2000. The increase was largely due to higher prices for natural gas. Prices for natural gas have increased due to the increased use of natural gas to fuel electric generation, colder winter weather, and population growth in California. Under the current regulatory framework, changes in core-market natural gas prices do not affect net income, since the actual commodity cost of natural gas for core customers is included in customer rates on a substantially current basis.
     Operating expenses decreased from $738 million in 1999 to $695 million in 2000. The decrease was primarily due to lower pension expense in 2000.

1999 Compared to 1998

Net income for 1999 increased to $201 million compared to net income of $159 million in 1998. The increase is primarily due to $35 million, after-tax, of PE/Enova business combination expenses in 1998. For the fourth quarter of 1999, net income increased to $59 million from $38 million for the fourth quarter of 1998. The increase is primarily due to lower business-combination and operating expenses in 1999 and the favorable resolution of tax related issues.
     Natural gas revenues increased from $2.4 billion in 1998 to $2.6 billion in 1999. The increase was primarily due to higher UEG revenues, partially offset by a decrease in residential, commercial and industrial revenues. The increase in UEG revenues was primarily due to higher electric energy usage in the summer, as a result of warmer weather. The decrease in residential and commercial and industrial revenues is due to lower gas prices.
     The Company's cost of natural gas distributed increased from $0.9 billion in 1998 to $1.0 billion in 1999. The increase was largely due to an increase in the average price of natural gas purchased.
     Operating expenses decreased from $798 million in 1998 to $738 million in 1999. The decrease was primarily due to the $60 million of business-combination costs in 1998.

Other Income and Deductions, Interest Expense and Income Taxes

Other Income and Deductions

Other income and deductions, which primarily consists of interest income and/or expense from short-term investments and regulatory balancing accounts, increased to income of $15 million in 2000 compared to an expense of $7 million in 1999. The increase is primarily due to higher interest earned on a loan to Sempra Energy, and a gain recognized on the sale of its investment in Plug Power. Other income was $1 million in 1998. The decrease from 1998 to 1999 is primarily due to an increase in interest expense on regulatory balancing accounts, partially offset by an increase in interest income on short-term investments.

Interest Expense

Interest expense for 2000 increased to $74 million from $60 million in 1999, primarily due to a reversal of interest expense related to income-tax issues in 1999 as a result of favorable income-tax rulings, partially offset by lower interest expense on long-term debt due to lower average long-term debt balances during 2000. Interest expense was $80 million for 1998. The decrease of $20 million in 1999 was primarily due to the reversal of interest expense noted above.

Income Taxes

Income tax expense was $183 million, $182 million and $128 million for the years ended December 31, 2000, 1999 and 1998, respectively. The increase in income tax expense for 1999 compared to 1998 is due to the increase in income before taxes. The effective income tax rates were 46.9 percent, 47.5 percent and 44.6 percent for the same years. See Note 5 of the notes to the Consolidated Financial Statements for additional information.

Factors Influencing Future Performance

The factors influencing financial performance are summarized below.

Natural Gas Restructuring and Gas Rates

The natural gas industry experienced an initial phase of restructuring during the 1980s by deregulating natural gas sales to noncore customers. In January 1998, the CPUC released a staff report initiating a proceeding to assess the current market and regulatory framework for California's natural gas industry. The general goals of the plan are to consider reforms to the current regulatory framework, emphasizing market-oriented policies benefiting California's natural gas consumers. A CPUC decision is expected in 2001.
     In October 1999, the state of California enacted a law that requires natural gas utilities to provide "bundled basic gas service" (including transmission, storage, distribution, purchasing, revenue-cycle services and after-meter services) to all core customers, unless the customer chooses to purchase gas from a nonutility provider. The law prohibits the CPUC from unbundling distribution-related gas services (including meter reading and billing) and after-meter services (including leak investigation, inspecting customer piping and appliances, pilot relighting and carbon monoxide investigation) for most customers. The objective is to preserve both customer safety and customer choice.

     Supply/demand imbalances are affecting the price of natural gas in California more than in the rest of the country because of California's dependence on natural gas fired electric generation due to air-quality considerations. The average price of natural gas at the California/Arizona (CA/AZ) border was $6.25/mmbtu in 2000, compared with $2.33/mmbtu in 1999. On December 11, 2000, the average spot-market price at the CA/AZ border reached a record high of $56.91/mmbtu.
Underlying the high natural gas prices are several factors, including the increase in natural gas usage for electric generation, colder winter weather and reduced natural gas supply resulting from historically low storage levels, lower gas production and a major pipeline rupture. In December 2000, SoCalGas filed with the Federal Energy Regulatory Commission
(FERC) for a reinstitution of price caps on short-term interstate capacity to the CA/AZ border and between the interstate pipelines and California's local distribution companies, effective until March 31, 2001. The FERC responded by issuing extensive data requests, but has not otherwise acted on the Company's request.
     A recent lawsuit, which seeks class-action certification, alleges that SoCalGas, Sempra Energy, SDG&E and El Paso Energy Corp. acted to drive up the price of natural gas for Californians by agreeing to stop a pipeline project that would have brought new and cheaper natural gas supplies into California. SoCalGas believes the allegations are without merit.

Performance-Based Regulation (PBR)

To promote efficient operations and improved productivity and to move away from reasonableness reviews and potential disallowances, the CPUC has been directing utilities to use PBR. PBR has replaced the general rate case and certain other regulatory proceedings for the Company. Under PBR, regulators require future income potential to be tied to achieving or exceeding specific performance and productivity goals, as well as cost reductions, rather than by relying solely on expanding utility plant in a market where a utility already has a highly developed infrastructure. See additional discussion of PBR "Results of Operations" above and in Note 11 of the notes to Consolidated Financial Statements.

Allowed Rate of Return

For 2001, SoCalGas is authorized to earn a rate of return on rate base of 9.49 percent and a rate of return on common equity of 11.6 percent, the same as in 2000 and 1999. The Company can earn more than the authorized rate by controlling costs below approved levels or by achieving favorable results in certain areas, such as incentive mechanisms. In addition, earnings are affected by changes in sales volumes, except for the majority of SoCalGas' core sales.

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

Noncore Bypass

SoCalGas is at risk for 25-percent of the revenue related reductions in noncore volumes due to bypass. However, significant bypass would require construction of additional facilities by competing pipelines. SoCalGas has not had a material reduction in earnings from bypass and it is continuing to reduce its costs to remain competitive and to retain its transportation customers.

Noncore Pricing

To respond to bypass, SoCalGas received authorization from the CPUC for expedited review of long-term natural gas transportation service contracts with some noncore customers at fixed transportation rates, some of which are at lower than the otherwise-applicable tariff rates. In addition, the CPUC approved changes in the methodology that reduced the subsidization of core customer rates by noncore customers. This allocation modification, together with negotiating authority, has enabled SoCalGas to better compete with new interstate pipelines for noncore customers.

Noncore Throughput

SoCalGas' earnings will be adversely impacted if natural gas throughput to its noncore customers varies from estimates adopted by the CPUC in establishing rates. There is a continuing risk that an unfavorable variance in noncore volumes may result from external factors such as weather, electric deregulation, the increased use of hydroelectric power, competing pipeline bypass of SoCalGas' system and a downturn in general economic conditions. In addition, many noncore customers are especially sensitive to the price relationship between natural gas and alternate fuels, as they are capable of readily switching from one fuel to another, subject to air-quality regulations. SoCalGas is at risk for 25-percent of the lost revenue.
     Through July 31, 1999, some of the favorable earnings effect of higher revenues resulting from higher throughput to noncore customers was limited as a result of the Comprehensive Settlement. The settlement addressed a number of regulatory issues and was approved by the CPUC in July 1994. This treatment has been replaced by the PBR mechanism as adopted in the 1999 BCAP whereby revenue fluctuations will impact earnings (positively or negatively). See Note 11 of the notes to Consolidated Financial Statements for further discussion.

Excess Interstate Pipeline Capacity

SoCalGas has exercised its step-down option on both the El Paso and Transwestern systems, thereby reducing its firm interstate capacity obligation from 2.25 Bcf per day to 1.45 Bcf per day.
     FERC-approved settlements have resulted in a reduction in the costs that SoCalGas possibly may have been required to pay for the capacity released back to El Paso and Transwestern. Of the remaining
1.45 Bcf per day of capacity, SoCalGas' core customers use 1.05 Bcf per day at the full FERC tariff rate. The remaining 0.40 Bcf per day of capacity is sold in the secondary market. Under existing California regulation, unsubscribed capacity costs associated with the remaining 0.40 Bcf per day are recoverable in customer rates. While including the unsubscribed pipeline cost in rates may impact SoCalGas' ability to compete in competitive markets, SoCalGas does not believe its inclusion will have a significant impact on volumes transported or sold.

Environmental Matters
The Company's operations are subject to federal, state and local environmental laws and regulations governing such things as hazardous wastes, air and water quality, land use, solid waste disposal and the protection of wildlife.
     The Company's capital costs to comply with environmental requirements are generally recovered through the depreciation components of customer rates. The Company's customers generally are responsible for 90 percent of the non-capital costs associated with hazardous substances and the normal operating costs associated with safeguarding air and water quality, disposing properly of solid waste, and protecting endangered species and other wildlife. Therefore, the likelihood of the Company's financial position or results of operations being adversely affected in a significant manner is remote.
     The environmental issues currently facing the Company or resolved during the latest three-year period include investigation and remediation of its manufactured-gas sites (18 completed as of December 31, 2000 and 24 to be completed) and cleanup of third-party waste-disposal sites used by the Company, which has been identified as a Potentially Responsible Party (investigations and remediations are continuing).

Market Risk
The Company's policy is to use derivative financial instruments to reduce its exposure to fluctuations in interest rates, foreign-currency exchange rates and energy prices. Transactions involving these financial instruments are with credit-worthy firms and major exchanges. The use of these instruments exposes the Company to market and credit risks which, at times, may be concentrated with certain counterparties.
     The Company uses energy derivatives to manage natural gas price risk associated with servicing its load requirements. In addition, the Company makes limited use of natural gas derivatives for trading purposes. These instruments can include forward contracts, futures, swaps, options and other contracts, with maturities ranging from 30 days to 12 months. In the case of both price-risk management and trading activities, the use of derivative financial instruments by the Company is subject to certain limitations imposed by Company policy and regulatory requirements. See Note 8 of the notes to Consolidated Financial Statements and the "Market Risk Management Activities" section below for further information regarding the use of energy derivatives by the Company.

Market-Risk Management Activities

Market risk is the risk of erosion of the Company's cash flows, net income and asset values due to adverse changes in interest and foreign-currency rates, and in prices for equity and energy. Sempra Energy has adopted corporate-wide policies governing its market-risk management and trading activities. An Energy Risk Management Oversight Committee, consisting of senior officers, oversees company-wide energy-price risk-management and trading activities to ensure compliance with Sempra Energy's stated energy risk management and trading policies. In addition, the Company has groups that monitor and control energy-price risk management and trading activities independently from the groups responsible for creating or actively managing these risks.
     Along with other tools, the Company uses Value at Risk (VaR) to measure its exposure to market risk. VaR is an estimate of the potential loss on a position or portfolio of positions over a specified holding period, based on normal market conditions and within a given statistical confidence level. The Company has adopted the variance/covariance methodology in its calculation of VaR, and uses a 95-percent confidence level. Holding periods are specific to the types of positions being measured, and are determined based on the size of the position or portfolios, market liquidity, purpose and other factors. Historical volatilities and correlations between instruments and positions are used in the calculation.
     The following discussion of the Company's primary market-risk exposures as of December 31, 2000, includes a discussion of how these exposures are managed.

Interest-Rate Risk

The Company is exposed to fluctuations in interest rates primarily as a result of its fixed-rate long-term debt. The Company has historically funded operations through long-term bond issues with fixed interest rates. With the restructuring of the regulatory process, greater flexibility has been permitted within the debt-management process. As a result, recent debt offerings have been selected with short-term maturities to take advantage of yield curves or have used a combination of fixed-rate and floating-rate debt. Subject to regulatory constraints, interest-rate swaps may be used to adjust interest-rate exposures when appropriate, based upon market conditions.
     The VaR on the Company's fixed-rate long-term debt is estimated at approximately $107 million as of December 31, 2000, assuming a one-year holding period.

Energy-Price Risk

Market risk related to physical commodities is based upon potential fluctuations in natural gas prices and basis. The Company's market risk is impacted by changes in volatility and liquidity in the markets in which these instruments are traded. The Company is exposed, in varying degrees, to price risk in the natural gas market. The Company's policy is to manage this risk within a framework that considers the unique markets, operating and regulatory environment.

Market Risk

SoCalGas may, at times, be exposed to limited market risk in its natural gas purchase, sale and storage activities as a result of activities under the Gas Cost Incentive Mechanism (GCIM). SoCalGas manages this risk within the parameters of the Company's market-risk management and trading framework. As of December 31, 2000, the total VaR of SoCalGas's natural gas positions was not material.

Credit Risk

Credit risk relates to the risk of loss that would be incurred as a result of nonperformance by counterparties pursuant to the terms of their contractual obligations. The Company avoids concentration of counterparties and maintains credit policies with regard to counterparties that management believes significantly minimize overall credit risk. These policies include an evaluation of prospective counterparties' financial condition (including credit ratings), collateral requirements under certain circumstances, and the use of standardized agreements that allow for the netting of positive and negative exposures associated with a single counterparty.
     The Company monitors credit risk through a credit-approval process and the assignment and monitoring of credit limits. These credit limits are established based on risk and return considerations under terms customarily available in the industry.
      Almost all of SoCalGas's accounts receivable are with customers located in California and, therefore, potentially affected by the high costs of electricity and natural gas in California, as described in "Factors Influencing Future Performance" and in Note 11 of the notes to Consolidated Financial Statements.

New Accounting Standards
Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." As amended, SFAS 133, requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position, measure those instruments at fair value and recognize changes in the fair value of derivatives in earnings in the period of change unless the derivative qualifies as an effective hedge that offsets certain exposures.
     The adoption of this new standard on January 1, 2001, did not impact the Company's earnings. However, $982 million in current assets, $1.1 billion in noncurrent assets, and $4 million in current liabilities were recorded as of January 1, 2001, in the Consolidated Balance Sheet as fixed-priced contracts and other derivatives. Due to the regulatory environment in which SoCalGas operates, regulatory assets and liabilities were established to the extent that derivative gains and losses are recoverable or payable through future rates. As such, $982 million in current regulatory liabilities, $1.1 billion in noncurrent regulatory liabilities, and $4 million in current regulatory assets were recorded as of January 1, 2001, in the Consolidated Balance Sheet. The ongoing effects will depend on future market conditions and the Company's hedging activities.
     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101 - Revenue Recognition. SABs are not rules issued by the SEC. Rather, they represent interpretations and practices followed by the SEC's staff in administering the disclosure requirements of the federal securities laws. SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements; it does not change the existing rules on revenue recognition. SAB 101 sets forth the basic criteria that must be met before revenue should be recorded. Implementation of SAB 101 was required by the fourth quarter of 2000 and had no effect on the Company's consolidated financial statements.

Information Regarding Forward-Looking Statements
This Annual Report contains statements that are not historical fact and constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words "estimates," "believes," "expects," "anticipates," "plans," "intends," "may," "would" and "should" or similar expressions, or discussions of strategy or of plans are intended to identify forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future results may differ materially from those expressed in these forward-looking statements.

Forward-looking statements are necessarily based upon various assumptions involving judgments with respect to the future and other risks, including, among others, local, regional, national and international economic, competitive, political, legislative and regulatory conditions; actions by the CPUC, the California Legislature and the FERC; the financial condition of other investor-owned utilities; inflation rates and interest rates; energy markets, including the timing and extent of changes in commodity prices; weather conditions; business, regulatory and legal decisions; the pace of deregulation of retail natural gas and electricity delivery; the timing and success of business-development efforts; and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company. Readers are cautioned not to rely unduly on any forward-looking statements and are urged to review and consider carefully the risks, uncertainties and other factors which affect the Company's business described in this Annual Report and other reports filed by the Company from time to time with the SEC.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Southern California
Gas Company:

     We have audited the accompanying consolidated balance sheets of Southern California Gas Company and subsidiaries as of December 31, 2000 and 1999, and the related statements of consolidated income, cash flows and changes in shareholders' equity for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Southern California Gas Company and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

San Diego, California
January 26, 2001 (February 27, 2001 as to Note 3)

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
Dollars in millions

For the years ended December 31                         2000      1999      1998
                                                       ------   -------   -------
Operating Revenues                                     $2,854    $2,569    $2,427
                                                       ------    ------    ------
Operating Expenses
  Cost of natural gas distributed                       1,361     1,032       913
  Operation and maintenance                               695       738       798
  Depreciation                                            263       260       254
  Income taxes                                            173       179       126
  Other taxes and franchise payments                       96        92        98
                                                       ------    ------    ------
    Total operating expenses                            2,588     2,301     2,189
                                                       ------    ------    ------
Operating Income                                          266       268       238
                                                       ------    ------    ------

Other Income and (Deductions)
  Interest income                                          27        16         4
  Regulatory interest                                     (12)      (14)       --
  Allowance for equity funds used during construction       3        --         3
  Taxes on non-operating income                           (10)       (3)       (2)
  Other - net                                               7        (6)       (4)
                                                       ------    ------    ------
    Total                                                  15        (7)        1
                                                       ------    ------    ------
Income Before Interest Charges                            281       261       239
                                                       ------    ------    ------
Interest Charges
  Long-term debt                                           68        74        75
  Other                                                     8       (12)        6
  Allowance for borrowed funds used during construction    (2)       (2)       (1)
                                                       ------    ------    ------
    Total                                                  74        60        80
                                                       ------    ------    ------
Net Income                                                207       201       159
Preferred Dividend Requirements                             1         1         1
                                                       ------    ------    ------
Earnings Applicable to Common Shares                   $  206    $  200    $  158
                                                       ======    ======    ======

See notes to Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
Dollars in millions

Balance at December 31                                    2000              1999
                                                       ----------        ----------
ASSETS
Utility plant - at original cost                         $6,314            $6,160
Accumulated depreciation                                 (3,557)           (3,339)
                                                         ------            ------
      Utility plant - net                                 2,757             2,821
                                                         ------            ------

Current assets
  Cash and cash equivalents                                 205                11
  Accounts receivable - trade (less allowance for doubtful
    receivables of $19 in 2000 and $16 in 1999)             589               280
  Accounts and notes receivable - other                      83                14
  Due from affiliates                                       214                73
  Deferred income taxes                                      74                25
  Inventories                                                67                78
  Other                                                      80                 5
                                                         ------            ------
        Total current assets                              1,312               486
                                                         ------            ------
Regulatory assets                                            12                91
Investments and other assets                                 35                54
                                                         ------            ------
        Total                                            $4,116            $3,452
                                                         ======            ======

See notes to Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
Dollars in millions

Balance at December 31                                     2000             1999
                                                       -----------      -----------
CAPITALIZATION AND LIABILITIES
Capitalization
  Common stock                                           $  835            $  835
  Retained earnings                                         453               447
  Accumulated other comprehensive income (loss)              (1)                6
                                                         ------            ------
    Total common equity                                   1,287             1,288

  Preferred stock                                            22                22
  Long-term debt                                            821               939
                                                         ------            ------
         Total capitalization                             2,130             2,249
                                                         ------            ------

Current liabilities
  Accounts payable - trade                                  368               159
  Accounts payable - other                                   44                50
  Regulatory balancing accounts - net                       463               154
  Income taxes payable                                       90                 4
  Interest payable                                           26                29
  Current portion of long-term debt                         120                30
  Other                                                     300               205
                                                         ------            ------
        Total current liabilities                         1,411               631
                                                         ------            ------

Deferred credits and other liabilities
  Customer advances for construction                         16                27
  Deferred income taxes                                     314               319
  Deferred investment tax credits                            53                56
  Deferred credits and other liabilities                    192               170
                                                         ------            ------
        Total deferred credits and other liabilities        575               572
                                                         ------            ------
Contingencies and commitments (Note 10)

        Total                                            $4,116            $3,452
                                                         ======            ======

See notes to Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
Dollars in millions

For the years ended December 31                           2000     1999     1998
                                                         ------   ------   ------
Cash Flows From Operating Activities
  Net Income                                             $  207   $  201   $  159
  Adjustments to reconcile net income to net
   cash provided by operating activities
    Depreciation                                            263      260      254
    Deferred income taxes and investment tax credits         (4)     133     (169)
    Other - net                                              23      (62)     (33)
  Changes in working capital components
    Accounts receivable                                    (378)     154       46
    Inventories                                              11      (18)     (24)
    Other current assets                                    (75)       1       (1)
    Accounts payable                                        203      (18)     (13)
    Income taxes payable                                     86      (26)      (9)
    Due to/from affiliates                                   (3)     (83)      81
    Regulatory balancing accounts                           309       36      484
    Other current liabilities                                92        6        7
                                                         ------   ------   ------
      Net cash provided by operating activities             734      584      782
                                                         ------   ------   ------
Cash Flows from Investing Activities
  Capital expenditures                                     (198)    (146)    (128)
  Loan to affiliate                                        (132)    (101)      --
  Other - net                                                21       17       22
                                                         ------   ------   ------
      Net cash used in investing activities                (309)    (230)    (106)
                                                         ------   ------   ------
Cash Flows from Financing Activities
  Dividends paid                                           (201)    (279)    (166)
  Redemption of preferred stock                              --       --      (75)
  Issuance of long-term debt                                 --       --       75
  Payment of long-term debt                                 (30)     (75)    (148)
  Increase (decrease) in short-term debt                     --       --     (351)
                                                         ------   ------   ------
     Net cash used in financing activities                 (231)    (354)    (665)
                                                         ------   ------   ------
Increase in cash and cash equivalents                       194       --       11
Cash and cash equivalents, January 1                         11       11       --
                                                         ------   ------   ------
Cash and cash equivalents, December 31                   $  205   $   11   $   11
                                                         ======   ======   ======
Supplemental Disclosure of Cash Flow Information:
  Income tax payments, net of refunds                    $  101   $  100   $  302
                                                         ======   ======   ======
  Interest payments, net of amount capitalized           $   77   $   77   $   86
                                                         ======   ======   ======
See notes to Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CHANGES IN SHAREHOLDERS' EQUITY
For the years ended December 31, 2000, 1999, 1998
Dollars in millions


                                         |                                   Accumulated
                                         |                                   Other           Total
                            Comprehensive| Preferred    Common    Retained   Comprehensive   Shareholders'
                            Income       | Stock        Stock     Earnings   Income (Loss)   Equity
--------------------------------------------------------------------------------------------------
                                         |

Balance at December 31, 1997             |    $  97     $  835   $  535                    $1,467
Net income/comprehensive income   $ 159  |                          159                       159
Preferred stock dividends declared       |                           (1)                       (1)
Common stock dividends declared          |                         (168)                     (168)
Redemption of preferred stock            |      (75)                                          (75)
--------------------------------------------------------------------------------------------------
Balance at December 31, 1998             |       22        835      525                      1,382
Net income                          201  |                          201                        201
Other comprehensive income (loss):       |
  Available-for-sale securities      10  |                                    $  10            10
  Pension                            (4) |                                       (4)           (4)
                                   ----- |
    Comprehensive income          $ 207  |
Preferred stock dividends declared       |                           (1)                       (1)
Common stock dividends declared          |                         (278)                     (278)
--------------------------------------------------------------------------------------------------
Balance at December 31, 1999             |       22        835      447           6         1,310
Net income                          207  |                          207                       207
Other comprehensive income (loss):       |
  Available-for-sale securities     (10) |                                      (10)          (10)
  Pension                             3  |                                        3             3
                                   ----- |
    Comprehensive income          $ 200  |
Preferred stock dividends declared       |                           (1)                       (1)
Common stock dividends declared          |                         (200)                     (200)
--------------------------------------------------------------------------------------------------
Balance at December 31, 2000                  $  22     $  835    $ 453       $  (1)       $1,309
==================================================================================================



See notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BUSINESS COMBINATION

On June 26, 1998, Enova Corporation (Enova), the parent company of San Diego Gas & Electric (SDG&E), and Pacific Enterprises (PE), parent company of Southern California Gas Company (SoCalGas or the Company), combined into a new company named Sempra Energy. As a result of the combination, (i) each outstanding share of common stock of Enova was converted into one share of common stock of Sempra Energy, (ii) each outstanding share of common stock of PE was converted into 1.5038 shares of common stock of Sempra Energy and
(iii) the preferred stock and preference stock of the combining companies and their subsidiaries remained outstanding.

NOTE 2:  SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Consolidated Financial Statements include the accounts of SoCalGas and its subsidiaries. The Company's policy is to consolidate all subsidiaries that are more than 50 percent owned and controlled. All material intercompany accounts and transactions have been eliminated. As a subsidiary of Sempra Energy, the Company receives certain services therefrom. Although it is charged its allocable share of the cost of such services, that cost is less than if the Company had to provide those services itself.

Effects of Regulation

The accounting policies of SoCalGas conform with generally accepted accounting principles for regulated enterprises and reflect the policies of the California Public Utilities Commission (CPUC) and the Federal Energy Regulatory Commission (FERC).
     SoCalGas prepares its financial statements in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," under which a regulated utility records a regulatory asset if it is probable that, through the ratemaking process, the utility will recover that asset from customers. Regulatory liabilities represent future reductions in rates for amounts due to customers. To the extent that portions of the utility operations were to be no longer subject to SFAS No. 71, or recovery was to be no longer probable as a result of changes in regulation or the utility's competitive position, the related regulatory assets and liabilities would be written off. In addition, SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," affects utility plant and regulatory assets such that a loss must be recognized whenever a regulator excludes all or part of an asset's cost from rate base. Additional information on the effects of regulation on the Company is provided in Note 11.

Revenues and Regulatory Balancing Accounts

Revenues from utility customers consist of deliveries to customers and the changes in regulatory balancing accounts. Balancing accounts eliminate from earnings most of the fluctuations in prices and volumes of natural gas by adjusting future rates to recover shortfalls from customers or to return excess collections to customers.

Regulatory Assets

Regulatory assets include unrecovered premiums on early retirement of debt and other expenditures that the Company expects to recover in future rates. See Note 11 for additional information.

Inventories

Included in inventories at December 31, 2000, were $11 million of materials and supplies ($11 million in 1999), and $56 million of natural gas ($67 million in 1999). Materials and supplies are generally valued at the lower of average cost or market; natural gas is valued by the last-in first-out method.

Loan to Affiliate

SoCalGas has a promissory note receivable from Sempra Energy. The note bears interest based on short-term commercial paper rates, and is due on demand. The note receivable was $233 million and $101 million at December 31, 2000 and 1999, respectively.

Utility Plant

This primarily represents the buildings, equipment and other facilities used by SoCalGas to provide natural gas utility service. The cost of utility plant includes labor, materials, contract services and related items, and an allowance for funds used during construction. The cost of retired depreciable utility plant, plus removal costs minus salvage value, is charged to accumulated depreciation. Depreciation expense is based on the straight-line method over the useful lives of the assets or a shorter period prescribed by the CPUC. The provisions for depreciation as a percentage of average depreciable utility plant was 4.36, 4.39, 4.36 in 2000, 1999 and 1998, respectively.

Allowance for Funds Used During Construction (AFUDC)

The allowance represents the cost of funds used to finance the construction of utility plant and is added to the cost of utility plant. AFUDC also increases income, partly as an offset to interest charges shown in the Statements of Consolidated Income, although it is not a current source of cash.

Comprehensive Income

Comprehensive income includes all changes, except those resulting from investments by owners and distributions to owners, in the equity of a business enterprise from transactions and other events including, as applicable, minimum pension liability adjustments and unrealized gains and losses on marketable securities that are classified as available-for-sale. At December 31, 1999, the Company had one such investment, which increased in value during 1999. In October 2000, this investment was sold. These changes are reflected in the Statement of Consolidated Changes in Shareholders' Equity.

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

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with original maturities of three months or less at the date of purchase.

Basis of Presentation

Certain prior-year amounts have been reclassified to conform to the current year's presentation.

New Accounting Standards

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." As amended, SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position, measure those instruments at fair value and recognize changes in the fair value of derivatives in earnings in the period of change unless the derivative qualifies as an effective hedge that offsets certain exposure.
     The adoption of this new standard on January 1, 2001, did not impact the Company's earnings. However, $982 million in current assets, $1.1 billion in noncurrent assets, and $4 million in current liabilities were recorded as of January 1, 2001, in the Consolidated Balance Sheet as fixed-priced contracts and other derivatives. Due to the regulatory environment in which SoCalGas operates, regulatory assets and liabilities were established to the extent that derivative gains and losses are recoverable or payable through future rates. As such, $982 million in current regulatory liabilities, $1.1 billion in noncurrent regulatory liabilities, and $4 million in current regulatory assets were recorded as of January 1, 2001, in the consolidated balance sheet. The ongoing effects will depend on future market conditions and the Company's hedging activities.
     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101 - Revenue Recognition. SABs are not rules issued by the SEC. Rather, they represent interpretations and practices followed by the SEC's staff in administering the disclosure requirements of the federal securities laws. SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements; it does not change the existing rules on revenue recognition. SAB 101 sets forth the basic criteria that must be met before revenue should be recorded. Implementation of SAB 101 was required by the fourth quarter of 2000 and had no effect on the Company's consolidated financial statements.

NOTE 3:  SHORT-TERM BORROWINGS

At December 31, 2000, SoCalGas had a $200 million credit agreement, which was available to support commercial paper. At December 31, 2000, and 1999, SoCalGas' lines of credit were unused. On February 9, 2001, the agreement expired and was replaced on February 27, 2001, with a $170 million one-year agreement. This agreement bears interest at various rates based on market rates and SoCalGas' credit rating.

NOTE 4:  LONG-TERM DEBT

-------------------------------------------------------------------
                                                December 31,
(Dollars in millions)                     2000         1999
-------------------------------------------------------------------
First-Mortgage Bonds
  6.875% August 15, 2002                   $ 100        $ 100
  5.750% November 15, 2003                   100          100
  8.750% October 1, 2021                     150          150
  7.375% March 1, 2023                       100          100
  7.500% June 15, 2023                       125          125
  6.875% November 1, 2025                    175          175
                                       ----------------------------
                                             750          750
                                       ----------------------------
Unsecured Long-Term Debt
  6.375% Notes, October 29, 2001             120          120
  5.670% Notes, January 15, 2028              75           75
  SFr. 15,695,000 6.375% Foreign
    Interest Payment Securities                8            8
  8.750% Notes, July 6, 2000                  --           30
                                       ----------------------------
                                             203          233
                                       ----------------------------
      Total                                  953          983
Less:
  Current portion of long-term debt          120           30
  Unamortized debt discount on
    long-term debt                            12           14
                                       ----------------------------
Total                                      $ 821        $ 939
-------------------------------------------------------------------

Maturities of long-term debt are $120 million in 2001, $100 million in 2002, $175 million in 2003 and $558 million after 2005. SoCalGas has CPUC authorization to issue an additional $455 million in long-term debt.

First-Mortgage Bonds

First-mortgage bonds are secured by a lien on substantially all of SoCalGas' utility plant. SoCalGas may issue additional first-mortgage bonds upon compliance with the provisions of their bond indentures, which permit, among other things, the issuance of an additional $585 million of first-mortgage bonds as of December 31, 2000, subject to CPUC authorization.

Unsecured Long-Term Debt

In July 2000, SoCalGas repaid $30 million of 8.75 percent medium-term notes upon maturity.
     In May 1996, SoCalGas issued SFr. 15,695,000 ($8 million) of
6.375% Foreign Interest Payment Securities. The securities are renewable at ten-year intervals at reset interest rates. The next put date for the securities is May 14, 2006.

Callable Bonds

At the Company's option, certain bonds may be called at a premium. $150 million of the bonds are callable in 2001 and $400 million in 2003.

NOTE 5:  INCOME TAXES

The reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

------------------------------------------------------------------
                                      2000       1999       1998
------------------------------------------------------------------
Statutory federal income tax rate     35.0%      35.0%      35.0%
Depreciation                           5.6        6.8        9.4
State income taxes - net of
  federal income tax benefit           6.8        7.3        4.7
Tax credits                           (0.7)      (0.6)      (0.9)
Other - net                            0.2       (1.0)      (3.6)
                                    ------------------------------
    Effective income tax rate         46.9%      47.5%      44.6%
------------------------------------------------------------------

The components of income tax expense are as follows:
------------------------------------------------------------------
(Dollars in millions)                  2000      1999      1998
------------------------------------------------------------------
Current:
  Federal                              $144      $ 36       $233
  State                                  42        13         64
                                    ------------------------------
    Total current taxes                 186        49        297
                                    ------------------------------
Deferred:
  Federal                                 -       112       (128)
  State                                  (1)       24        (38)
                                    ------------------------------
    Total deferred taxes                 (1)      136       (166)
                                    ------------------------------
Deferred investment tax credits-net      (2)       (3)        (3)
                                    ------------------------------
    Total income tax expense           $183      $182       $128
------------------------------------------------------------------

Federal and state income taxes are allocated between operating income and other income.

Accumulated deferred income taxes at December 31 result from the following:
------------------------------------------------------------------
(Dollars in millions)                       2000            1999
------------------------------------------------------------------
Deferred Tax Liabilities:
  Differences in financial and
    tax bases of utility plant              $416            $439
  Regulatory balancing accounts               11              16
  Other                                       19              18
                                    ------------------------------
  Total deferred tax liabilities             446             473
                                    ------------------------------
Deferred Tax Assets:
  Investment tax credits                      38              39
  Comprehensive Settlement (see Note 11)      26              42
  Other deferred liabilities                 142              98
                                    -----------------------------
  Total deferred tax assets                  206             179
                                    ------------------------------
Net deferred income tax liability          $ 240           $ 294
------------------------------------------------------------------

The net liability is recorded on the Consolidated Balance Sheets at December 31 as follows:
------------------------------------------------------------------
(Dollars in millions)                       2000            1999
------------------------------------------------------------------
Current asset                              $ (74)          $ (25)
Noncurrent liability                         314             319
------------------------------------------------------------------
Total                                      $ 240           $ 294
-------------------------------------------------------------------

NOTE 6:  EMPLOYEE BENEFIT PLANS

The information presented below describes the plans of the Company. In connection with the PE/Enova business combination described in
Note 1, numerous participants have been transferred from the Company's plans to plans of related entities. In connection with voluntary separations related to the business combination, the Company recorded a $51 million special termination benefit and a settlement gain of $30 million in 1998.
     During 2000, the Company participated in another voluntary separation program. As a result, the Company recorded a $40 million special termination benefit in 2000.

Pension and Other Postretirement Benefits

The Company sponsors qualified and nonqualified pension plans and other postretirement benefit plans for its employees. The following tables provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets over the two years, and a statement of the funded status as of each year end:

---------------------------------------------------------------------------------
                                                                   Other
                                    Pension Benefits      Postretirement Benefits
                                  -----------------------------------------------
(Dollars in millions)                2000      1999           2000         1999
---------------------------------------------------------------------------------
Weighted-Average Assumptions
  as of December 31:
Discount rate                        7.25%(1)  7.75%          7.75%        7.75%
Expected return on plan assets       8.00%     8.00%          8.00%        8.00%
Rate of compensation increase        5.00%     5.00%          5.00%        5.00%
Cost trend of covered
  health care charges                   -         -           7.50%(2)     7.75%(2)

Change in Benefit Obligation:
Net benefit obligation at
  January 1                        $1,057    $1,156          $ 408        $ 446
Service cost                           23        28              8           11
Interest cost                          84        77             28           30
Plan participants' contributions        -         -              -            1
Actuarial (gain)/loss                  79      (120)           (17)         (62)
Curtailments                           (4)        -              4            -
Transfer of liability (3)               -        (6)             -            -
Special termination benefits           34         -              2            -
Gross benefits paid                  (148)      (78)           (18)         (18)
                                  -----------------------------------------------
Net benefit obligation at
  December 31                       1,125     1,057            415          408
                                  -----------------------------------------------

Change in Plan Assets:
Fair value of plan assets
  at January 1                      1,971     1,595            463          379
Actual return on plan assets         (141)      453            (23)          77
Employer contributions                  -         1             10           24
Plan participants' contributions        -         -              -            1
Transfer of assets (3)                  -         -              2            -
Gross benefits paid                  (148)      (78)           (18)         (18)
                                  -----------------------------------------------
Fair value of plan assets
  at December 31                    1,682     1,971            434          463
                                  -----------------------------------------------
Funded status at December 31          557       914             19           55
Unrecognized net actuarial gain      (591)     (969)          (116)        (156)
Unrecognized prior service cost        38        45              -            -
Unrecognized net transition
  obligation                            2         3             96          110
                                  -----------------------------------------------
Net recorded asset (liability)
  at December 31                    $   6    $   (7)        $   (1)        $  9
---------------------------------------------------------------------------------
(1) Discount rate decreased from 7.75% to 7.25%, effective March 1, 2000.
(2) Decreasing to ultimate trend of 6.50% in 2004.
(3) To reflect transfer of plan assets and liability to Sempra Energy.

The following table provides the amounts recognized on the Consolidated Balance Sheets at December 31:

------------------------------------------------------------------------------------
                                                                       Other
                                         Pension Benefits     Postretirement Benefits
                                       ---------------------------------------------
(Dollars in millions)                     2000      1999         2000       1999
------------------------------------------------------------------------------------
Prepaid benefit cost                     $ 15        -            -       $  9
Accrued benefit cost                       (9)    $ (7)        $ (1)         -
Additional minimum liability               (4)      (2)           -          -
Intangible asset                            1        2            -          -
Accumulated other
  comprehensive income, pretax              3        -            -          -
------------------------------------------------------------------------------------
Net recorded asset(liability)            $  6     $ (7)        $ (1)      $  9
------------------------------------------------------------------------------------

The following table provides the components of net periodic benefit cost for the plans:

---------------------------------------------------------------------------------
                                                                  Other
                                     Pension Benefits     Postretirement Benefits
                                  -----------------------------------------------
For the years ended December 31    2000   1999   1998     2000     1999     1998
(Dollars in millions)
---------------------------------------------------------------------------------
Service cost                       $ 23   $ 28   $ 33     $  8     $ 11     $ 12
Interest cost                        84     77     95       28       30       31
Expected return on assets          (131)  (112)  (128)     (32)     (27)     (24)
Amortization of:
  Transition obligation               1      1      1        9        9        9
  Prior service cost                  4      4      3        -        -        -
  Actuarial gain                    (29)   (14)   (12)      (8)       -        -
Special termination benefits         33      -     48        7        -        3
Settlement credit                     -      -    (30)       -        -        -
Regulatory adjustment                18     17      -       28       24        9
                                  -----------------------------------------------

Total net periodic benefit cost    $  3   $  1   $ 10     $ 40     $ 47     $ 40
---------------------------------------------------------------------------------

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percent change in assumed health care cost trend rates would have the following effects:

----------------------------------------------------------------------
(Dollars in millions)                       1% Increase    1% Decrease
----------------------------------------------------------------------
Effect on total of service and interest cost
  components of net periodic postretirement
  health care benefit cost                      $ 6            $ (6)
Effect on the health care component of the
  accumulated other postretirement benefit      $61            $(58)
  obligation
----------------------------------------------------------------------

Except for one nonqualified retirement plan, all pension plans had plan assets in excess of accumulated benefit obligations. For that one plan the projected benefit obligation and accumulated benefit obligation were $16 million and $12 million, respectively, as of December 31, 2000, and $12 million and $9 million, respectively, as of December 31, 1999.
     Other postretirement benefits include retiree life insurance, medical benefits for retirees and their spouses, and Medicare Part B reimbursement for certain retirees.

Savings Plan

The Company offers a savings plan, administered by plan trustees, to all eligible employees. Eligibility to participate in the plan is immediate for salary deferrals. Employees may contribute, subject to plan provisions, from one percent to 15 percent of their regular earnings. Employer contributions, after one year of completed service, are used to purchase shares of Sempra Energy common stock. Employer contributions are equal to 50 percent of the first 6 percent of eligible base salary contributed by employees. The employee's contributions, at the direction of the employees, are primarily invested in Sempra Energy stock, mutual funds, or institutional trusts. Employer contributions for the SoCalGas plan are partially funded by the Sempra Energy Employee Stock Ownership Plan and Trust (formerly the Pacific Enterprises Employee Stock Ownership Plan and Trust). Company contributions to the savings plan were $5 million in 2000, $6 million in 1999 and $7 million in 1998.

NOTE 7:  STOCK-BASED COMPENSATION

Sempra Energy has stock-based compensation plans that align employee and shareholder objectives related to Sempra Energy's long-term growth. The long-term incentive stock compensation plan provides for aggregate awards of Sempra Energy non-qualified stock options, incentive stock options, restricted stock, stock appreciation rights, performance awards, stock payments or dividend equivalents.
     In 1995, SFAS No. 123, "Accounting for Stock-Based Compensation," was issued. It encourages a fair-value-based method of accounting for stock-based compensation. As permitted by SFAS No. 123, Sempra Energy and its subsidiaries adopted only its disclosure requirements and continues to account for stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."
The subsidiaries record an expense for the plans to the extent that subsidiary employees participate in the plans, or that subsidiaries are allocated a portion of Sempra Energy's costs of the plans. SoCalGas recorded expenses (credits) of $2 million, ($4) million and $4 million in 2000, 1999 and 1998, respectively.

NOTE 8:  FINANCIAL INSTRUMENTS

Fair Value

The fair values of the Company's financial instruments (cash temporary investments, notes receivable, dividends payable, short-term and long-term debt, and preferred stock) are not materially different from the carrying amounts, except for long-term debt and preferred stock. The carrying amounts and fair values of long-term debt were $1.0 billion and $0.9 billion, respectively, at both December 31, 2000, and December 31, 1999. The carrying amounts and fair values of preferred stock were $22 million and $15 million, respectively, at December 31, 2000, and $22 million and $17 million, respectively, at December 31, 1999. The fair values of the long-term debt and preferred stock were estimated based on quoted market prices for them or for similar issues.

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

Energy Derivatives

The Company uses energy derivatives for price-risk management purposes within certain limitations imposed by Company policies and regulatory requirements.
     The Company is subject to price risk on its natural gas purchases if its cost exceeds a 2 percent tolerance band above the benchmark price. This is discussed further in Note 11. SoCalGas becomes subject to price risk when positions are incurred during the buying, selling and storing of natural gas. As a result of the Gas Cost Incentive Mechanism (GCIM), the Company enters into a certain amount of natural gas futures contracts in the open market with the intent of reducing natural gas costs within the GCIM tolerance band. The Company's policy is to use natural gas futures contracts to mitigate risk and better manage natural gas costs. The CPUC has approved the use of natural gas futures for managing risk associated with the GCIM. At December 31, 2000, unrealized gains associated with these activities totaled $72 million. These savings will be passed on to customers during the first quarter of 2001. At December 31 1999, unrealized gains and/or losses from natural gas futures contracts were not material to the Company's financial statements.

NOTE 9:  SHAREHOLDERS' EQUITY

COMMON EQUITY
-----------------------------------------------------------------
                                               December 31,
(Dollars in millions)                       2000         1999
-----------------------------------------------------------------
Common stock                             $   835        $   835
Retained earnings                            453            447
Accumulated other comprehensive income        (1)             6
                                       --------------------------
    Total common equity                  $ 1,287        $ 1,288
-----------------------------------------------------------------

The Company is authorized to issue 100 million shares of common stock. All shares of outstanding SoCalGas common stock are owned by Pacific Enterprises.

PREFERRED STOCK
-----------------------------------------------------------------
                                                   December 31,
(Dollars in millions)                             2000     1999
-----------------------------------------------------------------
Not subject to mandatory redemption:
  $25 par value, authorized 1,000,000 shares
    6% Series, 79,011 shares outstanding            $ 3    $ 3
    6% Series A, 783,032 shares outstanding          19     19
  Without par value, authorized 10,000,000 shares     -      -
                                                  ---------------
     Total preferred stock                          $22    $22
-----------------------------------------------------------------

None of SoCalGas' series of preferred stock are callable. All series have one vote per share and cumulative preferences as to dividends. On February 2, 1998, SoCalGas redeemed all outstanding shares of 7.75% Series Preferred Stock at a price per share of $25 plus accrued dividends. The total cost to SoCalGas was $75 million.

Dividend Restrictions

CPUC regulation of SoCalGas' capital structure limits to $266 million the portion of the Company's December 31, 2000 retained earnings that is available for dividends.

NOTE 10:  COMMITMENTS AND CONTINGENCIES

Natural Gas Contracts

SoCalGas buys natural gas under short-term and long-term contracts. Short-term purchases under these contracts are primarily from various Southwest U.S. and Canadian gas suppliers, and are primarily based on monthly spot-market prices. SoCalGas transports gas under long-term firm pipeline capacity agreements that provide for annual reservation charges. SoCalGas recovers such fixed charges in rates. SoCalGas has commitments for firm pipeline capacity under contracts with pipeline companies that expire at various dates through 2006. In 1998, SoCalGas restructured its long-term commodity contracts with suppliers of California offshore and Canadian Gas. These contracts expire at the end of 2003.

     At December 31, 2000, the future minimum payments under natural gas contracts were:

-----------------------------------------------------------------
                               Storage and
(Dollars in millions)       Transportation          Natural Gas
-----------------------------------------------------------------
2001                             $  182              $ 1,268
2002                                178                  360
2003                                180                  262
2004                                182                    -
2005                                177                    -
Thereafter                           92                    -
                               ----------------------------------
Total minimum payments           $  991              $ 1,890
-----------------------------------------------------------------

Total payments under the contracts were $1.4 billion in 2000, $1.1 billion in 1999, and $0.9 billion in 1998.

Leases

SoCalGas has operating leases on real and personal property expiring at various dates from 2001 to 2030. Certain leases contain escalation clauses requiring annual increases in rent ranging from 4 percent to 5 percent. The rentals payable under these leases are determined on both fixed and percentage bases, and most leases contain extension options which are exercisable by SoCalGas.

     At December 31, 2000, the minimum rental commitments payable in future years under all noncancellable leases were:

-----------------------------------------------------------------
 (Dollars in millions)
-----------------------------------------------------------------
2001                                                     $   27
2002                                                         29
2003                                                         29
2004                                                         28
2005                                                         28
Thereafter                                                  191
-----------------------------------------------------------------
Total future rental commitment                           $  332
-----------------------------------------------------------------

Rent expense totaled $41 million in 2000, $39 million in 1999 and $43 million in 1998.

Other Commitments and Contingencies

At December 31, 2000, commitments for capital expenditures were approximately $12 million.

Environmental Issues

The Company's operations are subject to federal, state and local environmental laws and regulations governing hazardous wastes, air and water quality, land use, solid waste disposal and the protection of wildlife. The Company incurs significant costs to operate its facilities in compliance with these laws and regulations and these costs generally have been recovered in customer rates.
     In 1994, the CPUC approved the Hazardous Waste Collaborative Memorandum account allowing utilities to recover their hazardous waste costs, including those related to Superfund sites or similar sites requiring cleanup. Recovery of 90 percent of cleanup costs and related third-party litigation costs and 70 percent of the related insurance-litigation expenses is permitted. In addition, the Company has the opportunity to retain a percentage of any insurance recoveries to offset the 10 percent of costs not recovered in rates. Environmental liabilities that may arise are recorded when remedial efforts are probable and the costs can be estimated.

     The Company's capital expenditures to comply with environmental laws and regulations were $1 million in each of 2000, 1999 and 1998, and are not expected to be significant over the next five years. The Company has been associated with various sites which may require remediation under federal, state or local environmental laws. The Company is unable to determine fully the extent of its responsibility for remediation of these sites until assessments are completed. Furthermore, the number of others that also may be responsible, and their ability to share in the cost of the cleanup, is not known.
     The environmental issues currently facing the Company or resolved during the latest three-year period include investigation and remediation of its manufactured-gas sites (18 completed as of December 31, 2000 and 24 to be completed) and cleanup of third-party waste disposal sites used by the Company, which has been identified as a Potentially Responsible Party (investigation and remediations are continuing).

Litigation

A recent lawsuit, which seeks class-action certification, alleges that Sempra Energy, SoCalGas, SDG&E and El Paso Energy Corp. acted to drive up the price of natural gas for Californians by agreeing to stop a pipeline project that would have brought new and cheaper natural gas supplies into California. The Company believes the allegations are without merit.
     Except for the matter referred to above, neither the Company nor its subsidiaries are party to, nor is their property the subject of, any material pending legal proceedings other than routine litigation incidental to their businesses. Management believes that these matters will not have a material adverse effect on the Company's results of operations, financial condition or liquidity.

Concentration of Credit Risk

SoCalGas maintains credit policies and systems to minimize overall credit risk. These policies include, when applicable, the use of an evaluation of potential counterparties' financial condition and an assignment of credit limits. These credit limits are established based on risk and return considerations under terms customarily available in the industry. SoCalGas grants credit to its utility customers, substantially all of whom are located in its service territory, which covers most of Southern California and a portion of central California.

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

     In October 1999, the state of California enacted a law (AB 1421) which requires that natural gas utilities provide "bundled basic gas service" (including transmission, storage, distribution, purchasing, revenue-cycle services and after-meter services) to all core customers, unless the customer chooses to purchase natural gas from a nonutility provider. The law prohibits the CPUC from unbundling most distribution-related natural gas services (including meter reading) and after-meter services (including leak investigation, inspecting customer piping and appliances, pilot relighting and carbon monoxide investigation) for core customers. The objective is to preserve both customer safety and customer choice.
     Between late 1999 and April 2000, several conflicting settlement proposals were filed by various groups of parties that addressed the changes the CPUC found promising in July 1999. The principal issues in dispute included: whether firm, tradable rights to capacity on SoCalGas' major gas transmission lines should be created, with SoCalGas at risk for market demand for the recovery of the cost of these facilities; the extent to which SoCalGas' storage services should be further unbundled and SoCalGas be put at greater risk for recovery of storage costs; the manner in which interstate pipeline capacity held by SoCalGas to serve core markets should be allocated to core customers who purchase gas from energy service providers other than SoCalGas; and the recovery of the utilities' costs to implement whatever regulatory changes are adopted. Additional proposals included improving the access of energy service providers to sell natural gas supply to core customers of SoCalGas.
     Certain parties contend that the restructuring process is an appropriate venue for addressing whether SoCalGas should refund retroactively to September 1999 the cost in rates of ownership and operation of one of SoCalGas' storage fields. SoCalGas actively opposes this proposal and the propriety of this venue for its resolution. In November 2000, these parties entered into a settlement with SoCalGas in a related CPUC proceeding that provides for no retroactive refund of the cost in rates of this field. This settlement is pending CPUC approval.
     Hearings in the restructuring case were held in mid-2000 and a Proposed Decision (PD) was released in November 2000. The PD does not recommend adoption of shareholder absorption of stranded interstate pipeline costs or retroactive refund of any amount related to the storage field. The PD recommends some, but not all, of the changes proposed by SoCalGas. If adopted, the PD is not expected to have a negative earnings impact on SoCalGas. A CPUC decision is expected in 2001.
     Supply/demand imbalances are affecting the price of natural gas in California more than in the rest of the country because of California's dependence on natural gas fired electric generation due to air-quality considerations. The average price of natural gas at the California/Arizona (CA/AZ) border was $6.25/mmbtu in 2000, compared with $2.33/mmbtu in 1999. On December 11, 2000, the average spot-market price at the CA/AZ border reached a record high of $56.91/mmbtu. Underlying the high natural gas prices are several factors, including the increase in natural gas usage for electric generation, cold winter weather and reduced natural gas supply resulting from historically low storage levels, lower gas production and a major pipeline rupture. In December 2000, SoCalGas filed with the FERC for a reinstitution of price caps on short-term interstate capacity to the CA/AZ border and between the interstate pipelines and California's local distribution companies, effective until March 31, 2001. SoCalGas requested that if the price of natural gas sold into California exceeds 150 percent of the national average, the price should be capped at that level, plus FERC-imposed transportation costs. The FERC responded by issuing extensive data requests, but has not otherwise acted on the Company's request.

Electric Industry Restructuring

As a result of electric industry restructuring, natural gas demand for electric generation within southern California competes with electric power generated throughout the western United States. Although electric industry restructuring has no significant direct impact on the Company's natural gas operations, future volumes of natural gas transported for UEG customers may be adversely affected to the extent that regulatory changes divert electricity generation from the Company's service area and as noted in the following paragraph.
     On January 18, 2001, Pacific Gas and Electric Company (PG&E) filed an emergency application with the CPUC requesting that SoCalGas be ordered to purchase natural gas or supply available natural gas to meet PG&E's core procurement needs. Some of PG&E's suppliers are declining to sell natural gas to PG&E due to its poor credit rating. Although SoCalGas has agreed to supply a limited amount of natural gas to PG&E through March 31, 2001 (secured by PG&E customer receivables), it is still urging rejection of the request which, if approved, could severely jeopardize SoCalGas' ability to serve its own customers because of cash flow considerations.

Performance-Based Regulation (PBR)

In recent years, the CPUC has directed utilities to use PBR. To promote efficient operations and improved productivity and to move away from reasonableness reviews and disallowances, PBR has replaced the general rate case and certain other regulatory proceedings for SoCalGas. Under PBR, regulators generally require future income potential to be tied to achieving or exceeding specific performance and productivity measures, as well as cost reductions, rather than relying solely on expanding utility plant in a market where a utility already has a highly developed infrastructure.
     The Company's PBR mechanism is in effect through December 31, 2002, at which time the mechanism will be updated. That update will include, among other things, a reexamination of the Company's reasonable costs of operation in 2003 to be allowed in rates. Key elements of the current mechanism include an annual indexing mechanism that adjusts rates by the inflation rate less a productivity factor and other adjustments to accommodate major unanticipated events, a sharing mechanism with customers that applies to earnings that exceed the authorized rate of return on rate base, rate refunds to customers if service quality deteriorates or awards if service quality exceeds set standards, and a change in authorized rate of return and customer rates if interest rates change by more than a specified amount. A rate change is triggered if the 12-month trailing average of actual market interest rates increases or decreases by more than 150 basis points and is forecasted to continue to vary by at least 150 basis points for the next year. If this occurs, there would be an automatic adjustment of rates for the change in the cost of capital according to a formula which applies a percentage of the change to various capital components.

Comprehensive Settlement of Natural Gas Regulatory Issues

In July 1994, the CPUC approved a comprehensive settlement for the Company (Comprehensive Settlement) of a number of regulatory issues, including rate recovery of a significant portion of the restructuring costs associated with certain long-term gas-supply contracts. In addition to the supply issues, the Comprehensive Settlement addressed the following other regulatory issues:

**Noncore revenues were governed by the Comprehensive Settlement through July 31, 1999. This treatment was replaced by the 1999 Biennial Cost Allocation Proceeding (BCAP), which went into effect on June 1, 2000. The CPUC's decision on the 1999 BCAP allows balancing account treatment for 75 percent of noncore revenues.

**The Gas Cost Incentive Mechanism (GCIM) for evaluating the Company's natural gas purchases substantially replaced the previous process of reasonableness reviews. GCIM compares SoCalGas' cost of natural gas with a benchmark level, which is the average price of 30-day firm spot supplies in the basins in which SoCalGas purchases natural gas. The mechanism permits full recovery of all costs within a tolerance band above the benchmark price and refunds all savings within a tolerance band below the benchmark price. The costs or savings outside the tolerance band are shared equally between customers and shareholders. The CPUC approved the use of natural gas futures for managing risk associated with the GCIM. SoCalGas enters into natural gas futures contracts in the open market on a limited basis to mitigate risk and better manage natural gas costs.

     In 1998 the CPUC approved GCIM-related shareholder awards to the Company totaling $13 million. On June 8, 2000, the CPUC approved an $8 million award for the year ended March 31, 1999, and deferred its decision regarding extending the GCIM beyond March 31, 2000 until an evaluation is performed by its staff. On January 4, 2001, the CPUC's Energy Division issued its evaluation report recommending the continuation of the GCIM with modifications. A CPUC decision is expected by September 2001.
     In June 2000, the Company filed its annual GCIM application with the CPUC, requesting an award of $10 million for the year ended March 31, 2000. On October 30, 2000, the CPUC's Office of Ratepayer Advocates recommended approval of the award and the extension of the GCIM beyond March 31, 2000, with certain modifications to the tolerance band and benchmark price. A CPUC decision is expected by September 2001.

Biennial Cost Allocation Proceeding

On November 4, 1999, the CPUC revised its previous decision on the Company's 1996 BCAP, shifting $88 million of pipeline surcharges from the pipeline capacity relinquishments to noncore customers. The noncore customer rate impact of the decision is mitigated by overcollections in the regulatory accounts and is reflected in the rates adopted in the final 1999 BCAP decision.

     On April 20, 2000, the CPUC issued a decision on the Company's 1999 BCAP, adopting an overall decrease in natural gas revenues of $210 million for transportation rates effective June 1, 2000. There is a return to 75/25 (customer/shareholder) balancing account treatment for noncore transportation revenues, excluding certain transactions. In addition, unbundled noncore storage revenues are balanced 50/50 between customers and shareholders. Since the decrease reflects anticipated changes in corresponding costs, it has no effect on net income.

Cost of Capital

For 2001, the Company is authorized to earn a rate of return on common equity of 11.6 percent and a 9.49 percent return on rate base, the same as in 2000 and 1999, unless interest-rate changes are large enough to trigger an automatic adjustment as discussed above under "Performance-Based Regulation."

Integration of Core Gas Purchase Functions

On January 11, 2001, SoCalGas and SDG&E filed an application with the CPUC to integrate their natural gas purchasing departments. The filing calls for a single natural gas acquisition group to purchase natural gas for the two utilities' core gas customers by using their pooled gas portfolio assets. These assets include storage, interstate capacity and natural gas supply contracts. The two utilities would charge their core customers the same natural gas commodity rate from the diversified portfolio. The change would bring increased efficiency to the utilities' core gas purchase functions. The filing requests that this change be effective November 1, 2001. A CPUC decision is not expected until October 2001.

NOTE 12:  SEGMENT INFORMATION

The Company previously had two separately managed reportable segments: natural gas distribution and natural gas transmission/storage. During 2000, the Company simplified how management evaluates performance. As a result, the Company no longer operates in multiple business segments.

NOTE 13:  QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                     Quarter ended
                                ----------------------------------------------------
Dollars in millions              March 31     June 30     September 30     December 31
------------------------------------------------------------------------------------
2000
Operating revenues               $    698    $    630       $    722        $    804
Operating expenses                    632         563            653             740
                                  --------------------------------------------------
Operating income                 $     66    $     67       $     69        $     64
                                  --------------------------------------------------

Net income                       $     50    $     48       $     53        $     56
Dividends on preferred stock            -           1              -               -
                                  --------------------------------------------------
Earnings applicable
  to common shares               $     50    $     47       $     53        $     56
                                  ==================================================

1999
Operating revenues               $    607    $    624       $    562        $    776
Operating expenses                    538         559            494             710
                                  --------------------------------------------------
Operating income                 $     69    $     65       $     68        $     66
                                  --------------------------------------------------

Net income                       $     47    $     47       $     48        $     59
Dividends on preferred stock            -           1              -               -
                                  --------------------------------------------------
Earnings applicable
  to common shares               $     47    $     46       $     48        $     59
                                  ==================================================

Reclassifications have been made to certain of the amounts since they were presented in the
Quarterly Reports on Form 10-Q.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                             PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required on Identification of Directors is incorporated by reference from "Election of Directors" in the Information Statement prepared for the May 2001 annual meeting of shareholders. The information required on the Company's executive officers is set forth below.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name                        Age*    Positions
-------------------------------------------------------------------

Edwin A. Guiles              51     Chairman, President and Chief
                                    Financial Officer of Southern
                                    California Gas Company, and
                                    President - Energy Distribution
                                    Services

Lee M. Stewart               55     President - Energy Transportation
                                    Services and Corporate Secretary

Richard M. Morrow            51     Vice President

Roy M. Rawlings              56     Vice President

Anne S. Smith                47     Vice President


*  As of December 31, 2000

Each Executive Officer has been an officer of SoCalGas or one of its affiliates for more than five years.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from "Election of Directors" and "Executive Compensation" in the Information Statement prepared for the May 2001 annual meeting of shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The information required by Item 12 is incorporated by reference from "Election of Directors" in the Information Statement prepared for the May 2001 annual meeting of shareholders.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K

(a) The following documents are filed as part of this report:

1. Financial statements
                                                     Page in
                                                    This Report

Independent Auditors' Report . . . . . . . . . . . . . . 25

Statements of Consolidated Income for the years
  ended December 31, 2000, 1999 and 1998 . . . . . . . . 26

Consolidated Balance Sheets at December 31,
  2000 and 1999. . . . . . . . . . . . . . . . . . . . . 27

Statements of Consolidated Cash Flows for the
  years ended December 31, 2000, 1999 and 1998 . . . . . 29

Statements of Consolidated Changes in
  Shareholders' Equity for the years ended
  December 31, 2000, 1999 and 1998 . . . . . . . . . . . 30

Notes to Consolidated Financial Statements . . . . . . . 31

2. Financial statement schedules

The following documents may be found in this report at the indicated page numbers.

Independent Auditors' Consent  . . . . . . . . . . . . . 51

Any other schedules for which provision is made in Regulation S-X are not required under the instructions contained therein or are inapplicable.

3. Exhibits

See Exhibit Index on page 53 of this report.

(b) Reports on Form 8-K

There were no reports on Form 8-K filed after September 30, 2000.

INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in Registration Statement Nos. 333-45537, 33-51322, 33-53258, 33-59404, and 33-
52663 of Southern California Gas Company on Forms S-3 of our report dated January 26, 2001 (February 27, 2001, as to Note 3), appearing in this Annual Report on Form 10-K of Southern California Gas Company for the year ended December 31, 2000.

/s/ DELOITTE & TOUCHE LLP

San Diego, California
March 9, 2001

                                 SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                 SOUTHERN CALIFORNIA GAS COMPANY

                             By: /s/ Edwin A. Guiles

                                 Edwin A. Guiles
                                 Chairman, Chief Financial Officer
                                 and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



Name/Title                              Signature                              Date

Principal Executive Officer:
Edwin A. Guiles
Chairman, President                  /s/ Edwin A. Guiles                   March 6, 2001

Principal Financial Officer:
Edwin A. Guiles
Chief Financial Officer              /s/ Edwin A. Guiles                   March 6, 2001

Principal Accounting Officer:
Edwin A. Guiles
Chief Financial Officer              /s/ Edwin A. Guiles                   March 6, 2001

Directors:
Edwin A. Guiles
Chairman                             /s/ Edwin A. Guiles                   March 6, 2001


Hyla H. Bertea, Director             /s/ Hyla H. Bertea                    March 6, 2001

Ann L. Burr, Director                /s/ Ann L. Burr                       March 6, 2001

Herbert L. Carter, Director          /s/ Herbert L. Carter                 March 6, 2001

Richard A. Collato, Director         /s/ Richard A. Collato                March 6, 2001

Daniel W. Derbes, Director           /s/ Daniel W. Derbes                  March 6, 2001

Wilford D. Godbold, Jr., Director    /s/ Wilford D. Godbold, Jr.           March 6, 2001

William D. Jones, Director           /s/ William D. Jones                  March 6, 2001

Ralph R. Ocampo, Director            /s/ Ralph R. Ocampo                   March 6, 2001

William G. Ouchi, Director           /s/ William G. Ouchi                  March 6, 2001

Richard J. Stegemeier, Director      /s/ Richard J. Stegemeier             March 6, 2001

Thomas C. Stickel, Director          /s/ Thomas C. Stickel                 March 6, 2001

Diana L. Walker, Director            /s/ Diana L. Walker                   March 6, 2001


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

4.12 Specimen 7 3/4% Series Preferred Stock Certificate (Southern California Gas Company 1992 Form 10-K; Exhibit 4.15).

Exhibit 10 -- Material Contracts

Compensation
10.01 Sempra Energy Deferred Compensation and Excess Savings Plan effective January 1, 2000 (2000 Sempra Energy Form 10-K
       Exhibit 10.07).

10.02 Sempra Energy Supplemental Executive Retirement Plan as amended and restated effective July 1, 1998. (1998 Sempra Energy Form 10-K
      Exhibit 10.09).

10.03 Sempra Energy Executive Incentive Plan effective June 1, 1998. (1998 Sempra Energy Form 10-K Exhibit 10.11).

10.04 Sempra Energy Executive Deferred Compensation Agreement effective June 1, 1998. (1998 Sempra Energy Form 10-K Exhibit 10.12).

10.05 Sempra Energy 1998 Long Term Incentive Plan (Incorporated by reference from the Registration Statement on Form S-8 Sempra Energy Registration No. 333-56161 dated June 5, 1998 (Exhibit 4.1)).

10.06 Amended and Restated Pacific Enterprises Employee Stock Option Plan (Southern California Gas Company 1996 Form 10-K; Exhibit 10.10).

Exhibit 12 -- Statement Re: Computation of Ratios

12.01 Computation of Ratio of Earnings to Fixed Charges for the years ended December 31, 2000, 1999, 1998, 1997 and 1996.

Exhibit 21 -- Subsidiaries

21.01 Schedule of Subsidiaries at December 31, 2000.

Exhibit 23 -- Independent Auditors' Consent, page 51.

GLOSSARY

AFUDC                   Allowance for Funds Used During
                        Construction

BCAP                    Biennial Cost Allocation Proceeding

Bcf                     Billion Cubic Feet (of natural gas)

CA/AZ                   California/Arizona

CPUC                    California Public Utilities Commission

Enova                   Enova Corporation

EPA                     Environmental Protection Agency

FASB                    Financial Accounting Standards Board

FERC                    Federal Energy Regulatory Commission

GCIM                    Gas Cost Incentive Mechanism

IDBs                    Industrial Development Bonds

IOUs                    Investor-Owned Utilities

mmbtu                   Million British Thermal Units (of natural gas)

PBR                     Performance-Based Ratemaking/Regulation

PD                      Proposed Decision

PE                      Pacific Enterprises, the Company's parent

PG&E                    Pacific Gas and Electric Company

PRP                     Potential Responsible Party

SAB                     Staff Accounting Bulletin

SDG&E                   San Diego Gas & Electric Company

SEC                     Securities and Exchange Commission

SFAS                    Statement of Financial Accounting Standards

SoCalGas                Southern California Gas Company

UEG                     Utility Electric Generation

VaR                     Value at Risk

55