Form 10-K
period 2003-12-31
SOUTHERN CALIFORNIA GAS CO; PACIFIC ENTERPRISES INC
filed 2004-02-25
CIK 92108, 75527

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549
                              FORM 10-K

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the fiscal year ended     December 31, 2003
                                               -----------------------
   OR
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the transition period from        to
                                                   --------  ---------

            Exact Name of
Commission  Registrant                                     IRS Employer
File        as specified                  State of        Identification
Number      in its charter               Incorporation        Number
----------  --------------               --------------    -------------
1-40      PACIFIC ENTERPRISES              California         94-0743670

1-1402    SOUTHERN CALIFORNIA GAS COMPANY  California         95-1240705

555 WEST FIFTH STREET, LOS ANGELES, CALIFORNIA             90013
----------------------------------------------           ----------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code    (213)244-1200
                                                     --------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                                  Name of each exchange
Title of each class                                 on which registered
-------------------                               ---------------------
Pacific Enterprises Preferred Stock:               American and Pacific
      $4.75 dividend; $4.50 dividend;
      $4.40 dividend; $4.36 dividend

Southern California Gas Co. Preferred Stock               Pacific

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
Pacific Enterprises                                 None
Southern California Gas Company                     None

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

Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act). Yes [ X ]   No [  ]

Exhibit Index on page 90.  Glossary on page 94.

Aggregate market value of the voting stock held by non-affiliates of the registrant as of January 31, 2004:
Pacific Enterprises                                       $68.6 Million
Southern California Gas Company                           $19.1 Million

Common Stock outstanding without par value as of January 31, 2004:
Pacific Enterprises                 Wholly owned by Sempra Energy
Southern California Gas Company     Wholly owned by Pacific Enterprises

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Information Statement prepared for the May 2004 annual meeting of shareholders are incorporated by reference into Part III.

                        TABLE OF CONTENTS

PART I
Item 1.  Business . . . . . . . . . . . . . . . . . . . . . . .  3
Item 2.  Properties . . . . . . . . . . . . . . . . . . . . . . 11
Item 3.  Legal Proceedings. . . . . . . . . . . . . . . . . . . 12
Item 4.  Submission of Matters to a Vote of Security Holders. . 12

PART II
Item 5.  Market for Registrant's Common Equity and Related
            Stockholder Matters . . . . . . . . . . . . . . . . 12
Item 6.  Selected Financial Data. . . . . . . . . . . . . . . . 13
Item 7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . . . . 14
Item 7A. Quantitative and Qualitative Disclosures
            About Market Risk . . . . . . . . . . . . . . . . . 27
Item 8.  Financial Statements and Supplementary Data. . . . . . 28
Item 9.  Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure . . . . . . . . 80
Item 9A. Controls and Procedures. . . . . . . . . . . . . . . . 80

PART III
Item 10. Directors and Executive Officers of the Registrant . . 80
Item 11. Executive Compensation . . . . . . . . . . . . . . . . 82
Item 12. Security Ownership of Certain Beneficial Owners
            and Management and Related Stockholder Matters. . . 82
Item 13. Certain Relationships and Related Transactions . . . . 82
Item 14  Principal Accountant Fees and Services . . . . . . . . 82

PART IV
Item 15. Exhibits, Financial Statement Schedules and Reports
            on Form 8-K . . . . . . . . . . . . . . . . . . . . 83

Independent Auditors' Consent and Report on Schedule. . . . . . 85

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . 88

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . 90

Glossary. . . . . . . . . . . . . . . . . . . . . . . . . . . . 94

          INFORMATION REGARDING FORWARD-LOOKING STATEMENTS


This Annual Report contains statements that are not historical fact and constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words "estimates," "believes," "expects," "anticipates," "plans," "intends," "may," "could," "would" and "should" or similar expressions, or discussions of strategy or of plans are intended to identify forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future results may differ materially from those expressed in these forward-looking statements.

Forward-looking statements are necessarily based upon various assumptions involving judgments with respect to the future and other risks, including, among others, local, regional and national economic, competitive, political, legislative and regulatory conditions and developments; actions by the California Public Utilities Commission
(CPUC), the California Legislature, and the Federal Energy Regulatory Commission (FERC); capital market conditions, inflation rates, interest rates and exchange rates; energy and trading markets, including the timing and extent of changes in commodity prices; weather conditions and conservation efforts; war and terrorist attacks; business, regulatory and legal decisions; the status of deregulation of retail natural gas and electricity delivery; the timing and success of business development efforts; and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the companies. Readers are cautioned not to rely unduly on any forward-looking statements and are urged to review and consider carefully the risks, uncertainties and other factors which affect the companies' business described in this report and other reports filed by the companies from time to time with the Securities and Exchange Commission.

                           PART I

ITEM 1. BUSINESS

Description of Business

Pacific Enterprises (PE or the company) is an energy services company whose only significant subsidiary is Southern California Gas Company (SoCalGas), the nation's largest natural gas distribution utility. PE's common stock is wholly owned by Sempra Energy, a California-based Fortune 500 holding company, and PE owns all of the common stock of SoCalGas. The financial statements herein are, in one case, the Consolidated Financial Statements of PE and its subsidiary, SoCalGas, and, in the second case, the Consolidated Financial Statements of SoCalGas and its subsidiaries, which comprise less than one percent of SoCalGas' consolidated financial position and results of operations. Sempra Energy also indirectly owns all of the common stock of San Diego Gas & Electric (SDG&E). SoCalGas and SDG&E are collectively referred to herein as "the California Utilities." A description of SoCalGas is given in "Management's Discussion and Analysis of Financial Condition and Results of Operations" herein.

As PE itself has no operations, PE's financial position and operations consist of those of SoCalGas and some additional items attributable to PE's position as a holding company (e.g. cash, intercompany accounts, debt and equity.)

Company Website

The company's website address is http://www.socalgas.com/ and Sempra Energy's website address is http://www.sempra.com/investor.htm. The company makes available free of charge via a hyperlink on its website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

RISK FACTORS

The following risk factors and all other information contained in this report should be considered carefully when evaluating the company. These risk factors could affect the actual results of the company and cause such results to differ materially from those expressed in any forward-looking statements of, or made by or on behalf of, the company. Other risks and uncertainties, in addition to those that are described below, may also impair its business operations. If any of the following risks occurs, the company's business, cash flows, results of operations and financial condition could be seriously harmed. These risk factors should be read in conjunction with the other detailed information concerning the company set forth in the notes to Consolidated Financial Statements and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" herein.

SoCalGas is subject to extensive regulation by state, federal and local legislation and regulatory authorities, which may adversely affect the operations, performance and growth of its business.

The CPUC, which consists of five commissioners appointed by the Governor of California for staggered six-year terms, regulates SoCalGas' rates and conditions of service, sales of securities, rates of return, rates of depreciation, uniform systems of accounts, examination of records and long-term resource procurement. The CPUC conducts various reviews of utility performance (including reasonableness and prudency reviews) and conducts audits and investigations into various matters which may, from time to time, result in disallowances and penalties adversely affecting earnings and cash flows. The CPUC also regulates the relationship of utilities with their affiliates and is currently conducting an investigation into this relationship. Various proceedings involving the CPUC and relating to SoCalGas' rates, costs, incentive mechanisms, performance-based regulation and affiliate and holding company rule compliance are discussed in the notes to Consolidated Financial Statements and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" herein.

Periodically SoCalGas' rates are approved by the CPUC based on forecasts of capital and operating costs. If SoCalGas' actual capital and operating costs were to exceed the amount included in its base rates approved by the CPUC, it would adversely affect earnings and cash flows.

To promote efficient operations and improved productivity and to move away from reasonableness reviews and disallowances, the CPUC adopted Performance-Based Regulation (PBR) effective in 1997. Under PBR, regulators require future income potential to be tied to achieving or exceeding specific performance and productivity goals, rather than relying solely on expanding utility plant to increase earnings. The three areas that are eligible for PBR rewards are: operational incentives based on measurements of safety, reliability and customer satisfaction; demand-side management (DSM) rewards based on the effectiveness of the programs; and natural gas procurement rewards. Although SoCalGas has received significant PBR rewards in the past, there can be no assurance that SoCalGas will receive rewards at similar levels in the future, or at all. Additionally, if SoCalGas fails to achieve certain minimum performance levels established under the PBR mechanisms, it may be assessed financial disallowances or penalties which could adversely affect its earnings and cash flows.

SoCalGas may be impacted by new regulations, decisions, orders or interpretations of the CPUC or other regulatory bodies. New legislation, regulations, decisions, orders or interpretations could change how SoCalGas operates, could affect its ability to recover its various costs through rates or adjustment mechanisms, or could require SoCalGas to incur additional expenses.

SoCalGas' future results of operations, cash flows and financial condition may be materially adversely affected by the outcome of pending litigation against it.
Lawsuits filed in 2000 and currently consolidated in San Diego Superior Court seek class-action certification and damages, alleging Sempra Energy and the California Utilities, along with El Paso Energy Corp. and several of its affiliates, unlawfully sought to control natural gas markets. Similar lawsuits have been filed by the Attorneys General of Arizona and Nevada and by others. Although the California Utilities expect to prevail in these cases, they have expended or accrued substantial amounts to pay the costs of defending these claims. If the plaintiffs in these cases were to prevail in their claims, the future results of operations, cash flows and financial condition of the company may be materially adversely affected.

These proceedings are discussed in the notes to Consolidated Financial Statements and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" herein.

SoCalGas' cash flows, ability to pay dividends and ability to meet its debt obligations largely depend on the performance of its utility operations.
SoCalGas' utility operations are its major source of liquidity. SoCalGas' cash flows, ability to meet its obligations to creditors and its ability to pay dividends on its common stock are largely dependent upon the sufficiency of utility earnings and cash flows in excess of utility needs.

Natural disasters, catastrophic accidents or acts of terrorism could materially adversely affect SoCalGas' business, earnings and cash flows.

Like other major industrial facilities, SoCalGas' natural gas pipelines may be damaged by natural disasters, catastrophic accidents or acts of terrorism. Any such incidents could result in severe business disruptions, significant decreases in revenues and/or significant additional costs to the company, which could have a material adverse effect on SoCalGas' earnings and cash flows. Given the nature and location of these facilities, any such incidents also could cause fires, leaks, explosions, spills or other significant damage to natural resources and/or property belonging to third parties, or personal injuries, which could lead to significant claims against the company and its subsidiaries. Insurance coverage may become unavailable for certain of these risks and the insurance proceeds received for any loss of or damage to any of its facilities, or for any loss of or damage to natural resources or property or personal injuries caused by its operations, may be insufficient to cover the company's losses or liabilities without materially adversely affecting the company's financial condition, earnings and cash flows.

GOVERNMENT REGULATION

California Utility Regulation

The CPUC, which consists of five commissioners appointed by the Governor of California for staggered six-year terms, regulates SoCalGas' rates and conditions of service, sales of securities, rate of return, rates of depreciation, uniform systems of accounts, examination of records, and long-term resource procurement. The CPUC conducts various reviews of utility performance and conducts investigations into various matters, such as deregulation, competition and the environment, to determine its future policies. The CPUC also regulates the relationship of utilities with their holding companies and is currently conducting an investigation into this relationship.

United States Utility Regulation

The FERC regulates the interstate sale and transportation of natural gas, the uniform systems of accounts and rates of depreciation. Both the FERC and the CPUC are currently investigating prices charged to the California investor-owned utilities (IOUs) by various suppliers of natural gas and electricity. See further discussion in Note 9 of the notes to Consolidated Financial Statements herein.

Local Regulation

SoCalGas has natural gas franchises with the 240 legal jurisdictions in its service territory. These franchises allow SoCalGas to locate facilities for the transmission and distribution of natural gas in the streets and other public places. Some franchises have fixed terms, such as that for the city of Los Angeles, which expires in 2012. Most of the franchises do not have fixed terms and continue indefinitely. The range of expiration dates for the franchises with definite terms is 2005 to 2048.

Licenses and Permits

SoCalGas obtains a number of permits, authorizations and licenses in connection with the transmission and distribution of natural gas. They require periodic renewal, which results in continuing regulation by the granting agency.

Other regulatory matters are described in Note 9 of the notes to Consolidated Financial Statements herein.

NATURAL GAS OPERATIONS

Resource Planning and Natural Gas Procurement and Transportation

SoCalGas is engaged in the sale, distribution, storage and transportation of natural gas. The company's resource planning, natural gas procurement, contractual commitments and related regulatory matters are discussed below and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Notes 9 and 10 of the notes to Consolidated Financial Statements herein.

Customers

For regulatory purposes, customers are separated into core and noncore customers. Core customers are primarily residential and small commercial and industrial customers without alternative fuel capability. Noncore customers consist primarily of electric generation
(EG), wholesale, large commercial, industrial and enhanced oil recovery customers.

Most core customers purchase natural gas directly from SoCalGas. Core customers are permitted to aggregate their natural gas requirement and purchase directly from brokers or producers. SoCalGas continues to be obligated to purchase reliable supplies of natural gas to serve the requirements of the core customers.

Natural Gas Procurement and Transportation

Most of the natural gas purchased and delivered by SoCalGas is produced outside of California, primarily in the southwestern U.S. and Canada. SoCalGas purchases natural gas under short-term contracts, primarily based on monthly spot-market prices.

To ensure the delivery of the natural gas supplies to the distribution system and to meet the seasonal and annual needs of customers, SoCalGas is committed to firm pipeline capacity contracts that require the payment of fixed reservation charges to reserve firm transportation entitlements. SoCalGas releases and brokers excess capacity on a short-term basis. Interstate pipeline companies, primarily El Paso Natural Gas Company and Transwestern Pipeline Company, provide transportation services to SoCalGas' intrastate transmission system for supplies purchased by SoCalGas or its transportation customers from outside of California. The last of these contracts expires in 2007. The rates that interstate pipeline companies may charge for natural gas and transportation services are regulated by the FERC.

According to "Btu's Daily Gas Wire", the annual average spot price of natural gas at the California/Arizona border was $5.10 per million British thermal unit (mmbtu) in 2003 ($5.59 in December 2003), compared with $3.14 per mmbtu in 2002 and $7.27 per mmbtu in 2001. A number of factors associated with California's energy crisis from late 2000 through early 2001 resulted in higher natural gas prices during that period. Prices for natural gas decreased in the later part of 2001 and increased toward the end of 2002 and in 2003. The following table summarizes the average commodity costs of natural gas sold for the last three years, which are above previous levels:

                                     Years ended December 31,
                              -------------------------------------
                                2003           2002          2001
                              -------------------------------------
Cost of natural gas            $1,830         $1,192         $2,117
Volumes delivered (bcf)           347            356            358
Average cost of natural gas
  (dollars per bcf)            $ 5.27         $ 3.35         $ 5.91

With improved delivery capacity to California, SoCalGas expects adequate resources to be available at prices that generally will follow national natural gas pricing trends and volatility.

Natural Gas Storage

SoCalGas provides natural gas storage services for use by the core, noncore and off-system customers. Core customers are allocated a portion of SoCalGas storage capacity. Remaining customers can bid and negotiate the desired amount of storage on a contract basis. The storage service program provides opportunities for customers to store natural gas, usually during the summer, to reduce winter purchases when natural gas costs are generally higher. This allows customers to select the level of service they desire to assist them to manage their fuel procurement and transportation needs.

Demand for Natural Gas

SoCalGas faces competition in the residential and commercial customer markets based on the customers' preferences for natural gas compared with other energy products. The demand for natural gas by electric generators is influenced by a number of factors. In the short-term, natural gas use by EGs is impacted by the availability of alternative sources of generation. The availability of hydroelectricity is highly dependent on precipitation in the western United States. In addition, natural gas use is impacted by the performance of other generation sources in the western United States, including nuclear and coal, and other natural gas facilities outside the service area. Natural gas use is also impacted by changes in end-use electricity demand. For example, natural gas use generally increases during summer heat waves. Over the long-term, natural gas use will be greatly influenced by additional factors such as the location of new power plant construction. More generation capacity currently is being constructed outside Southern California than within the utility service area. This new generation will likely displace the output of older, less efficient local generation, reducing EG natural gas use.

Effective March 31, 1998, electric industry restructuring provided out-of-state producers the option to purchase energy for California utility customers. As a result, natural gas demand for electric generation within Southern California competes with electric power generated throughout the western United States. Although electric industry restructuring has no direct impact on SoCalGas' natural gas operations, future volumes of natural gas transported for electric generating plant customers may be significantly affected to the extent that regulatory changes divert electric generation from SoCalGas' service area.

Growth in the natural gas markets is largely dependent upon the health and expansion of the Southern California economy and prices of other energy products. External factors such as weather, the price of electricity, electric deregulation, the use of hydroelectric power, competing pipelines and general economic conditions can result in significant shifts in demand and market price. SoCalGas added 72,000 new customer meters in 2003 and 61,000 in 2002, representing growth rates of 1.3 percent and 1.2 percent, respectively. SoCalGas expects that its growth rate for 2004 will approximate that for 2003.

In the interruptible industrial market, customers are capable of burning a fuel other than natural gas. Fuel oil is the most significant competing energy alternative. The company's ability to maintain its industrial market share is largely dependent on price. The relationship between natural gas supply and demand has the greatest impact on the price of the company's product. With the reduction of natural gas production from domestic sources, the cost of natural gas from non-domestic sources may play a greater role in the company's competitive position in the future. The price of oil depends upon a number of factors beyond the company's control, including the relationship between supply and demand, and policies of foreign and domestic governments.

The natural gas distribution business is seasonal in nature as variations in weather conditions generally result in greater revenues during the winter months when temperatures are colder. As is prevalent in the industry, the company injects natural gas into storage during the summer months (usually April through October) for withdrawal storage during the winter months (usually November through March) when customer demand is higher.

RATES AND REGULATION

Information concerning rates and regulations applicable to SoCalGas is provided in "Management's Discussion and Analysis of Financial
Condition and Results of Operations" and in Notes 1 and 9 of the notes to Consolidated Financial Statements herein.

ENVIRONMENTAL MATTERS

Discussions about environmental issues affecting the company are included in Note 10 of the notes to Consolidated Financial Statements herein. The following additional information should be read in conjunction with those discussions.

Hazardous Substances

In 1994, the CPUC approved the Hazardous Waste Collaborative Memorandum account, allowing California's IOUs to recover their hazardous waste cleanup costs, including those related to Superfund sites or similar sites requiring cleanup. Recovery of 90 percent of hazardous waste cleanup costs and related third-party litigation costs and 70 percent of the related insurance-litigation expenses is permitted. In addition, the company has the opportunity to retain a percentage of any insurance recoveries to offset the 10 percent of costs not recovered in rates.

During the early 1900s, SoCalGas and its predecessors manufactured gas from coal or oil. The manufactured-gas plants (MGPs) often have become contaminated with the hazardous residues of the process. SoCalGas has identified 42 such sites at which it (together with other users as to 21 of these sites) may have cleanup obligations. Preliminary investigations, at a minimum, have been completed on 41 of the sites. As of December 31, 2003, 26 of these sites have been remediated, of which 20 have received certification from the California Environmental Protection Agency. At December 31, 2003, SoCalGas' estimated remaining investigation and remediation liability for the MGPs is $42.9 million.

SoCalGas lawfully disposes of wastes at permitted facilities owned and operated by other entities. Operations at these facilities may result in actual or threatened risks to the environment or public health. Under California law, businesses that arrange for legal disposal of wastes at a permitted facility from which wastes are later released, or threaten to be released, can be held financially responsible for corrective actions at the facility.

SoCalGas has been named as a potentially responsible party (PRP) for one landfill site and one industrial waste disposal site, from which releases have occurred, as described below.

At December 31, 2003, the company's estimated remaining investigation and remediation liability related to hazardous waste sites, including the MGPs, was $43.8 million, of which 90 percent is authorized to be recovered through the Hazardous Waste Collaborative mechanism. The company believes that any costs not ultimately recovered through rates, insurance or other means will not have a material adverse effect on the company's consolidated results of operations or financial position.

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

OTHER MATTERS

Research, Development and Demonstration (RD&D)

The SoCalGas RD&D portfolio is focused in five major areas: operations, utilization systems, power generation, public interest and transportation. Each of these activities provides benefits to customers and society by providing more cost-effective, efficient natural gas equipment with lower emissions, increased safety and reduced operating costs. The CPUC has authorized SoCalGas to recover its operating costs associated with RD&D. SoCalGas' annual RD&D costs have averaged $6.9 million over the past three years.

Employees of Registrant

As of December 31, 2003 SoCalGas had 6,570 employees, compared to 6,230 at December 31, 2002.

Labor Relations

Field, technical and most clerical employees at SoCalGas are represented by the Utility Workers' Union of America or the International Chemical Workers' Council. The collective bargaining agreement for field, technical and most clerical employees at SoCalGas covering wages, hours, working conditions, medical and various benefit plans is in effect through December 31, 2004.

ITEM 2. PROPERTIES

Natural Gas Properties

At December 31, 2003, SoCalGas' natural gas facilities included 2,848 miles of transmission and storage pipeline, 46,712 miles of distribution pipeline and 45,578 miles of service piping. They also included 11 transmission compressor stations and 4 underground storage reservoirs, with a combined working capacity of 122 bcf.

Other Properties

SoCalGas leases approximately half of a 52-story office building in downtown Los Angeles through 2011. The lease has six separate five-year renewal options.

The company owns or leases other offices, operating and maintenance centers, shops, service facilities and equipment necessary in the conduct of its business.

ITEM 3. LEGAL PROCEEDINGS

Except for the matters described in Note 10 of the notes to Consolidated Financial Statements herein or referred to elsewhere in this Annual Report, neither the companies nor their subsidiaries are party to, nor is their property the subject of, any material pending legal proceedings other than routine litigation incidental to their businesses.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        None

                                 PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

All of the issued and outstanding common stock of PE is owned by Sempra Energy. The information required by Item 5 concerning dividends declared is included in the "Statements of Consolidated Changes in Shareholders' Equity" set forth in Item 8 of this Annual Report herein.

ITEM 6. SELECTED FINANCIAL DATA

(Dollars in millions)                  At December 31, or for the years then ended
------------------------------------------------------------------------------------
                                       2003      2002      2001      2000      1999
                                      ------    ------    ------    ------    ------
Pacific Enterprises:
Income Statement Data:
 Operating revenues                  $ 3,544   $ 2,858   $ 3,716   $ 2,854   $ 2,569
 Operating income                    $   237   $   246   $   269   $   263   $   271
 Dividends on preferred stock        $     4   $     4   $     4   $     4   $     4
 Earnings applicable to
   common shares                     $   217   $   209   $   202   $   207   $   180

Balance Sheet Data:
 Total assets                        $ 5,895   $ 5,883   $ 5,414   $ 5,957   $ 5,237
 Long-term debt                      $   762   $   657   $   579   $   821   $   939
 Short-term debt (a)                 $   175   $   175   $   150   $   120   $    30
 Shareholders' equity                $ 1,697   $ 1,684   $ 1,574   $ 1,526   $ 1,426

(a) Includes long-term debt due within one year.
Since Pacific Enterprises is a wholly owned subsidiary of Sempra
Energy, per share data is not provided.

(Dollars in millions)                  At December 31, or for the years then ended
-----------------------------------------------------------------------------------
                                       2003      2002      2001      2000      1999
                                      ------    ------    ------    ------    ------
SoCalGas:
Income Statement Data:
   Operating revenues                $ 3,544   $ 2,858   $ 3,716   $ 2,854   $ 2,569
   Operating income                  $   223   $   242   $   273   $   266   $   268
   Dividends on preferred Stock      $     1   $     1   $     1   $     1   $     1
   Earnings applicable to
     common shares                   $   209   $   212   $   207   $   206   $   200

Balance Sheet Data:
   Total assets                      $ 5,412   $ 5,403   $ 4,986   $ 5,329   $ 4,579
   Long-term debt                    $   762   $   657   $   579   $   821   $   939
   Short-term debt (a)               $   175   $   175   $   150   $   120   $    30
   Shareholders' equity              $ 1,376   $ 1,340   $ 1,327   $ 1,309   $ 1,310

(a) Includes long-term debt due within one year.

Since SoCalGas is a wholly owned subsidiary of Pacific Enterprises, per share data is not provided.

This data should be read in conjunction with the Consolidated Financial Statements and the notes to Consolidated Financial Statements contained herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

This section includes management's discussion and analysis of operating results from 2001 through 2003, and provides information about the capital resources, liquidity and financial performance of Pacific Enterprises (PE) and Southern California Gas Company (SoCalGas). SoCalGas, PE or the two together are referred to as "the company" herein, the distinction being indicated by the context. This section also focuses on the major factors expected to influence future operating results and discusses investment and financing activities and plans. It should be read in conjunction with the Consolidated Financial Statements included in this Financial Report.

PE is an energy services company whose only significant subsidiary is SoCalGas, the nation's largest natural gas distribution utility. SoCalGas owns and operates a natural gas distribution, transmission and storage system supplying natural gas throughout a 23,000-square mile service territory. Its service territory, which includes 535 cities, extends from San Luis Obispo on the north to the Mexican border in the south excluding San Diego County, the City of Long Beach and the desert area of San Bernadino County. SoCalGas provides natural gas service to residential, commercial, industrial, utility electric generation and wholesale customers through 5.4 million meters in a service area with a population of 19.2 million. SoCalGas and its affiliate, San Diego Gas & Electric (SDG&E), are collectively referred to herein as "the California Utilities."

RESULTS OF OPERATIONS

2003 was a successful year for the company. Net income at SoCalGas was $210 million, which is consistent with recent years. This is discussed further in the following pages.

The following chart shows net income for each of the last five years.

(Dollars in millions)
------------------------------------------------
                       PE          SoCalGas
                  ------------   ------------
 2003               $ 221          $ 210
 2002               $ 213          $ 213
 2001               $ 206          $ 208
 2000               $ 211          $ 207
 1999               $ 184          $ 201

------------------------------------------------

To understand the operations and financial results of the company, it is important to understand the ratemaking procedures to which the company is subject.

SoCalGas is subject to various regulatory bodies and rules at the national, state and local levels. The primary California body is the California Public Utilities Commission (CPUC), which regulates utility rates and operations. The primary national body is the Federal Energy Regulatory Commission (FERC). The FERC regulates interstate transportation of natural gas and various related matters. Local regulators and municipalities govern the placement of utility assets, including natural gas pipelines.

The natural gas industry experienced an initial phase of restructuring during the 1980s by deregulating natural gas sales to noncore customers. Restructuring is again being considered, as discussed in
Note 9 of the notes to Consolidated Financial Statements.

See additional discussion of these matters under "Factors Influencing Future Performance" and in Note 9 of the notes to Consolidated
Financial Statements.

Natural Gas Revenue and Cost of Natural Gas. Natural gas revenues increased to $3.5 billion in 2003 from $2.9 billion in 2002, and the cost of natural gas increased to $1.8 billion in 2003 from $1.2 billion in 2002. Additionally, natural gas revenues increased to $922 million for the three months ended December 31, 2003 from $859 million for the corresponding period in 2002, and the cost of natural gas increased to $476 million in the 2003 period from $384 million in the 2002 period. These changes were primarily attributable to natural gas price increases. For the year, this was partially offset by reduced volumes. Revenues also increased due to $48 million of Gas Cost Incentive Mechanism (GCIM) awards and $1 million of Performance-Based Regulation
(PBR) awards recognized during 2003. See discussion of performance awards in Note 9 of the notes to Consolidated Financial Statements.

Under the current regulatory framework, the cost of natural gas purchased for customers and the variations in that cost are passed through to the customers on a substantially concurrent basis. However, SoCalGas' GCIM allows SoCalGas to share in the savings or costs from buying natural gas for customers below or above monthly benchmarks. The mechanism permits full recovery of all costs within a tolerance band above the benchmark price and refunds all savings within a tolerance band below the benchmark price. The costs or savings outside the tolerance band are shared between customers and shareholders. See further discussion in Notes 1 and 9 of the notes to Consolidated Financial Statements.

Natural gas revenues decreased to $2.9 billion in 2002 from $3.7 billion in 2001, and the cost of natural gas decreased to $1.2 billion in 2002 from $2.1 billion in 2001. The decrease in natural gas revenues was primarily due to lower natural gas prices and decreased transportation charges related to electric generation plants and the North Baja pipeline's beginning of service in September 2002. The decrease in the cost of natural gas was primarily due to lower average natural gas commodity prices. For the fourth quarter, natural gas revenues increased to $859 million in 2002 from $681 million in 2001, and the cost of natural gas increased to $384 million in the 2002 period from $270 million in the 2001 period due primarily to increased natural gas prices.

The table below summarizes SoCalGas' natural gas volumes and revenues by customer class for the years ended December 31, 2003, 2002 and 2001.

NATURAL GAS SALES, TRANSPORTATION AND EXCHANGE
(Dollars in millions, volumes in billion cubic feet)
                              Natural Gas Sales    Transportation & Exchange       Total
---------------------------------------------------------------------------------------------
                              Volumes   Revenue      Volumes   Revenue      Volumes   Revenue
---------------------------------------------------------------------------------------------
2003:
  Residential                     241   $ 2,188            2     $   7          243   $ 2,195
  Commercial and industrial       106       741          273       184          379       925
  Electric generation plants       --        --          179        49          179        49
  Wholesale                        --        --          138        34          138        34
                              ---------------------------------------------------------------
                                  347   $ 2,929          592     $ 274          939     3,203
  Balancing accounts and other                                                            341
                                                                                     --------
    Total                                                                             $ 3,544
---------------------------------------------------------------------------------------------
2002:
  Residential                     256   $ 1,843            2     $   7          258   $ 1,850
  Commercial and industrial       100       537          289       168          389       705
  Electric generation plants       --        --          201        38          201        38
  Wholesale                        --        --          156        23          156        23
                              ---------------------------------------------------------------
                                  356   $ 2,380          648     $ 236        1,004     2,616
  Balancing accounts and other                                                            242
                                                                                     --------
    Total                                                                             $ 2,858
---------------------------------------------------------------------------------------------
2001:
  Residential                     263   $ 2,336            2     $   6          265   $ 2,342
  Commercial and industrial        95       670          258       157          353       827
  Electric generation plants       --        --          361        86          361        86
  Wholesale                        --        --          174        36          174        36
                              ---------------------------------------------------------------
                                  358   $ 3,006          795     $ 285        1,153     3,291
  Balancing accounts and other                                                            425
                                                                                     --------
    Total                                                                             $ 3,716
---------------------------------------------------------------------------------------------

Other Operating Expenses. Other operating expenses at SoCalGas were $954 million, $872 million and $792 million in 2003, 2002 and 2001, respectively. The increase in 2003 compared to 2002 was primarily a result of a $56 million before-tax charge for litigation and for losses associated with a sublease of portions of the SoCalGas headquarters building, as well as higher labor and employee benefits costs. The non-recurring sublease losses pertain to pre-2003 transactions, but are charged against current operations because they are not material to annual financial statements. During 2002 the company recorded $13 million in litigation costs related to the California energy crisis. Other operating expenses increased in 2002 compared to 2001 due to higher legal costs, labor and employee benefits costs and other operating costs, including those that are associated with balancing accounts.

Other Income. Other income and deductions consist primarily of interest income from short-term investments and interest income/expense from regulatory balancing accounts. Excluding the impact of income taxes on non-operating income, other income at SoCalGas was $40 million, $10 million, and $7 million in 2003, 2002 and 2001, respectively. For the fourth quarters the corresponding amounts were $30 million and $6 million for 2003 and 2002, respectively, compared to a loss of $8 million in 2001. The increases in 2003 were due to higher interest income resulting from the favorable $30 million before-tax resolution of income-tax issues with the Internal Revenue Service (IRS) in 2003. The increases during 2002 were due to lower regulatory interest expense, offset by lower interest income from affiliates. Additionally, PE earned higher rental income in 2002.

Interest Expense. Interest expense at SoCalGas was $45 million, $44 million and $68 million in 2003, 2002 and 2001, respectively. For the fourth quarters the corresponding amounts were $12 million, $14 million and $8 million, respectively. The decrease for the year in 2002 was mainly due to SoCalGas' repayments of $270 million in long-term debt during the fourth quarter of 2001. See further discussion in "Cash Flows from Financing Activities" below.

Income Taxes. Income tax expense at SoCalGas was $150 million, $178 million and $169 million in 2003, 2002 and 2001, respectively. The corresponding effective income tax rates were 41.7 percent, 45.5 percent and 44.8 percent. For the fourth quarter income tax expense was $34 million, $44 million and $33 million in 2003, 2002 and 2001, respectively. The effective income tax rates for the respective periods were 35.8 percent, 49.4 percent and 39.3 percent. The decreases in 2003 were due to the $12 million favorable resolution of income tax issues in the fourth quarter of 2003. In addition, income before taxes in 2003 included $30 million in interest income arising from the income tax settlement, resulting in an offsetting $13 million income tax expense. The increased income tax expense in 2002 was due to higher income before taxes.

Net Income. SoCalGas recorded net income of $210 million and $213 million in 2003 and 2002, respectively, and net income of $61 million and $45 million for the three-month periods ended December 31, 2003 and 2002, respectively. During 2003, net income was affected by the resolution of income-tax issues in the fourth quarter and the $29 million after-tax GCIM awards in the third quarter (see Note 9 of the notes to Consolidated Financial Statements for a discussion of GCIM awards), offset by a $32 million after-tax charge for litigation and for losses associated with a long-term sublease of portions of its headquarters building, and the end of sharing of merger savings (which positively impacted earnings by $17 million for the year ended December 31, 2002). The non-recurring sublease losses pertain to pre-2003 transactions, but are charged against current operations because they are not material to annual financial statements. The change for the quarter was due primarily to the resolution of the income tax issues, offset partially by the end of sharing of merger savings (which positively impacted earnings by $4 million for the fourth quarter of
2002). In addition, PE's net income included lower interest expense in 2003.

Net income for SoCalGas increased to $213 million in 2002 compared to $208 million in 2001 primarily due to decreased interest expense in 2002, offset partially by higher depreciation expense and the 2000 GCIM award recorded in 2001. Additionally, PE's net income included less interest income from affiliates in 2002. Net income for the fourth quarter of 2002 decreased compared to the fourth quarter of 2001 for both SoCalGas and PE due mainly to increased operating costs, partially offset by lower interest expense in 2002.

CAPITAL RESOURCES AND LIQUIDITY

SoCalGas' operations are the major source of liquidity. In addition, working capital requirements can be met through the issuance of short-term and long-term debt. Cash requirements primarily consist of capital expenditures for utility plant.

At December 31, 2003, the company had $32 million in cash and $675 million in available unused, committed lines of credit of which PE had $375 million for the sole purpose of providing loans to Sempra Energy Global Enterprises (Global), another subsidiary of Sempra Energy, and SoCalGas had $300 million.

Management believes that cash flows from operations will be adequate to finance capital expenditure requirements (see "Future Capital Expenditures" for forecasted capital expenditures for the next five years) and other commitments. Management continues to regularly monitor SoCalGas' ability to finance the needs of its operating, financing and investing activities in a manner consistent with its intention to maintain strong, investment-quality credit ratings.

CASH FLOWS FROM OPERATING ACTIVITIES

Net cash provided by PE's consolidated operating activities totaled $375 million, $521 million and $300 million for 2003, 2002 and 2001, respectively. Net cash provided by SoCalGas' operating activities totaled $385 million, $527 million and $280 million for 2003, 2002 and 2001, respectively.

The decreases in 2003 compared to 2002 were primarily attributable to SoCalGas' decrease in overcollected regulatory balancing accounts in 2003 resulting from higher natural gas prices and lower usage and the refunding of customer deposits, partially offset by lower tax payments in 2003.

The increases in cash flows from operations in 2002 compared to 2001 were primarily due to the payment of higher accounts payable in 2001 and the increase in regulatory balancing accounts, partially offset by higher accounts receivable at the end of 2002.

During 2003, the company made a pension plan contribution of $2 million for the 2003 plan year.

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used in PE's consolidated investing activities totaled $216 million, $508 million and $74 million for 2003, 2002 and 2001, respectively. Net cash used in SoCalGas' investing activities totaled $279 million, $417 million and $61 million for 2003, 2002 and 2001, respectively.

PE's decrease in 2003 compared to 2002 was primarily due to the $97 million repayment from Sempra Energy in 2003 compared to $177 million of advances to Sempra Energy in 2002. For SoCalGas, the change in 2003 compared to 2002 was the same as for PE except that SoCalGas received $34 million of the $97 million repayment from Sempra Energy in 2003 and made $86 million of the $177 million in advances to Sempra Energy in 2002. Advances to Sempra Energy are payable on demand.

PE's increase in cash used in investing activities in 2002 compared to 2001 was primarily due to increased capital expenditures and advances to Sempra Energy. PE advanced $177 million to Sempra Energy in 2002 compared to being repaid $220 million by Sempra Energy in 2001. For SoCalGas, the change in 2002 compared to 2001 was the same as for PE, except that SoCalGas advanced $86 million of the $177 million to Sempra Energy in 2002 compared to being repaid $233 million by Sempra Energy in 2001.

Capital Expenditures for Utility Plant

Capital expenditures were $318 million in 2003 compared to $331 million and $294 million in 2002 and 2001, respectively. The increase in capital expenditures in 2002 was primarily due to improvements to the natural gas distribution system and expansion of pipeline capacity to provide increased access to natural gas supplies to meet the fluctuating demand patterns of electric generators and of commercial and industrial customers. The expansion of SoCalGas' pipeline capacity was completed in 2002.

Future Capital Expenditures

Significant capital expenditures in 2004 are expected to be for improvements to the distribution and transmission systems. These expenditures are expected to be financed by cash flows from operations and security issuances.

Over the next five years, the company expects to make capital expenditures of $1.7 billion consisting of $350 million in 2004, $300 million in 2005 and $350 million in each of 2006, 2007 and 2008.

Construction programs are periodically reviewed and revised by the company in response to changes in economic conditions, competition, customer growth, inflation, customer rates, the cost of capital, and environmental and regulatory requirements.

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash used in PE's consolidated financing activities totaled $149 million, $4 million and $418 million for 2003, 2002 and 2001, respectively. Net cash used in SoCalGas' financing activities totaled $96 million, $101 million and $411 million for 2003, 2002 and 2001, respectively.

The increase in PE's cash used in financing activities in 2003 was attributable to higher repayments on long-term debt and an increase of $150 million in dividends paid to Sempra Energy in 2003, partially offset by an increase in the issuances of long-term debt. The change in SoCalGas' net cash used in financing activities was the same as for PE, except for dividends paid to PE, which reflected no change from 2002 to 2003.

Net cash used in PE's consolidated financing activities decreased in 2002 compared to 2001 due primarily to the 2002 issuance of long-term debt of $250 million, the decrease in common dividends paid and lower debt repayments. The change in SoCalGas' net cash used in financing activities was the same as for PE, except for the change in dividends paid to PE, which reflected a $10 million increase in dividends paid to PE from 2001 to 2002.

Long-Term and Short-Term Debt

In 2003, SoCalGas issued $500 million of first mortgage bonds.
Repayments on long-term debt in 2003 included $325 million of SoCalGas' first mortgage bonds. In addition, $70 million of SoCalGas' $75 million medium-term notes were also put back to the company. The remaining $5 million matures in 2028.

In January 2004, SoCalGas optionally redeemed its $175 million 6.875% first mortgage bonds.

In October 2002, SoCalGas publicly offered and sold $250 million of 4.80% first mortgage bonds, maturing in October 2012. Repayments on long-term debt in 2002 included $100 million of first mortgage bonds. In 2002, cash was used for the repayment of $50 million of short-term debt.

In 2001, repayments on long-term debt consisted of $150 million of first mortgage bonds and $120 million of unsecured notes. Also in 2001, SoCalGas had an increase of $50 million in short-term debt.

See Notes 2 and 3 of the notes to Consolidated Financial Statements for further discussion of debt activity and lines of credit.

Dividends

Dividends paid to Sempra Energy amounted to $250 million in 2003 compared to $100 million in 2002 and $190 million in 2001. Dividends paid by SoCalGas to PE amounted to $200 million, $200 million and $190 million in 2003, 2002 and 2001, respectively.

The payment of future dividends and the amount thereof are within the discretion of the companies' boards of directors. The CPUC's regulation of SoCalGas' capital structure limits the amounts that are available for loans and dividends to Sempra Energy from SoCalGas. At December 31, 2003, the company could have provided a total (combined loans and dividends) of $175 million to Sempra Energy. At December 31, 2003, SoCalGas had actual loans, net of payables, to Sempra Energy of $21 million.

Capitalization

Total capitalization, including the current portion of long-term debt at December 31, 2003 was $2.6 billion, of which $2.3 billion applied to SoCalGas. The debt-to-capitalization ratios were 36 percent and 41 percent at December 31, 2003 for PE and SoCalGas, respectively.

Significant changes in capitalization during 2003 included long-term borrowings and repayments, income and dividends.

Commitments
The following is a summary of the company's principal contractual commitments at December 31, 2003. Liabilities reflecting fixed-price contracts and other derivatives are excluded as they are primarily offset against regulatory assets and would be recovered from customers through the ratemaking process. Additional information concerning commitments is provided above and in Notes 3 and 10 of the notes to Consolidated Financial Statements.

                                                 By Period
-------------------------------------------------------------------------------
                                          2005      2007
(Dollars in millions)                      and       and
Description                    2004       2006      2008    Thereafter    Total
-------------------------------------------------------------------------------
SOCALGAS
Long-term debt              $   175     $    8    $   --      $  754    $   937
Natural gas contracts           833        301         7          --      1,141
Operating leases                 43         83        89         130        345
Environmental commitments        15         29        --          --         44
Asset retirement obligations      1          2         1           7         11
                            ---------------------------------------------------
     Total                    1,067        423        97         891      2,478
PE - operating leases            13         26        27          21         87
                            ---------------------------------------------------
Total PE consolidated       $ 1,080     $  449    $  124      $  912    $ 2,565
                            ===================================================

Credit Ratings
Several credit ratings of the company declined in 2003, but remain investment grade. As of January 31, 2004, company credit ratings were as follows:

                              S&P*       Moody's**      Fitch
----------------------------------------------------------------
SOCALGAS
Secured debt                   A+            A1            AA
Unsecured debt                 A-            A2           AA-
Preferred stock              BBB+          Baa1            A+
Commercial paper              A-1           P-1           F1+
                            ------------------------------------
PE - preferred stock         BBB+             -             A
                            ------------------------------------
*  Standard & Poor's
** Moody's Investor Services, Inc.

As of January 31, 2004, SoCalGas had a stable outlook rating from all three credit rating agencies.

FACTORS INFLUENCING FUTURE PERFORMANCE

Performance of the companies will depend primarily on the ratemaking and regulatory process, electric and natural gas industry restructuring and the changing energy marketplace. These factors are discussed in
Note 9 of the notes to Consolidated Financial Statements.

Natural Gas Restructuring and Rates

In December 2001 the CPUC issued a decision related to natural gas industry restructuring; however, implementation has been delayed. A CPUC decision could be issued in the first quarter of 2004. With the company's natural gas supply contracts nearing expiration, the company believes that regulation needs to consider sufficiently the adequacy and diversity of supplies to California, transportation infrastructure and cost recovery thereof, hedging opportunities to reduce cost volatility, and programs to encourage and reward conservation. Additional information on natural gas industry restructuring is provided in Note 9 of the notes to Consolidated Financial Statements.

CPUC Investigation of Compliance with Affiliate Rules

In February 2003, the CPUC opened an investigation of the business activities of SDG&E, SoCalGas and Sempra Energy to ensure that they have complied with statutes and CPUC decisions in the management, oversight and operations of their companies. In September 2003, the CPUC suspended the procedural schedule until it completes an independent audit to evaluate energy-related holding company systems and affiliate activities undertaken by Sempra Energy within the service territories of SDG&E and SoCalGas. The audit, which will cover the years 1997 through 2003, is expected to commence in March 2004 and to be completed by the end of 2004. In accordance with existing CPUC requirements, the California Utilities' transactions with other Sempra Energy affiliates have been audited by an independent auditing firm each year, with results reported to the CPUC, and there have been no material adverse findings in those audits.

Cost of Service Filing

The California Utilities have filed cost of service applications with the CPUC, seeking rate increases designed to reflect forecasts of 2004 capital and operating costs. SoCalGas is requesting revenue increases of $45 million. On December 19, 2003, settlements were filed with the CPUC for SoCalGas and for SDG&E that, if approved, would resolve most of the cost of service issues. A CPUC decision is likely in the second quarter of 2004. The California Utilities have also filed for continuation through 2004 of existing PBR mechanisms for service quality and safety that would otherwise expire at the end of 2003. In January 2004, the CPUC issued a decision that extended 2003 service and safety targets through 2004, but deferred action on applying any rewards or penalties for performance relative to these targets to a decision to be issued later in 2004 in a second phase of these applications. This is discussed in Note 9 of the notes to Consolidated Financial Statements.

MARKET RISK

Market risk is the risk of erosion of the company's cash flows, net income, asset values and equity due to adverse changes in prices for various commodities and in interest rates.

Sempra Energy has adopted corporate-wide policies governing its market risk management activities. Assisted by Sempra Energy's Energy Risk Management Group (ERMG), Sempra Energy's Energy Risk Management Oversight Committee (ERMOC), consisting of senior officers, oversees company-wide energy risk management activities and monitors the results of activities to ensure compliance with the company's stated energy risk management policies. Utility management receives daily information on positions and the ERMG receives information detailing positions creating market and credit risk for the company, consistent with affiliate rules. The ERMG independently measures and reports the market and credit risk associated with these positions. In addition, ERMOC monitors energy price risk management activities independently from the groups responsible for creating or actively managing these risks.

Along with other tools, the company uses Value at Risk (VaR) to measure its exposure to market risk. VaR is an estimate of the potential loss on a position or portfolio of positions over a specified holding period, based on normal market conditions and within a given statistical confidence interval. The company has adopted the variance/covariance methodology in its calculation of VaR, and uses both the 95-percent and 99-percent confidence intervals. VaR is calculated independently by the ERMG for the company. Historical volatilities and correlations between instruments and positions are used in the calculation. As of December 31, 2003, the total VaR of the company's natural gas positions was not material.

The company uses energy and gas derivatives to manage natural gas price risk associated with servicing their load requirements. The use of derivative financial instruments is subject to certain limitations imposed by company policy and regulatory requirements.

See the revenue recognition discussion in Note 1 and the additional market risk information regarding derivative instruments in Note 7 of the notes to Consolidated Financial Statements.

The following discussion of the company's primary market risk exposures as of December 31, 2003 includes a discussion of how these exposures are managed.

Commodity Price Risk

Market risk related to physical commodities is created by volatility in the prices and basis of natural gas. The company's market risk is impacted by changes in volatility and liquidity in the markets in which these commodities or related financial instruments are traded. The company is exposed, in varying degrees, to price risk primarily in the natural gas markets. The company's policy is to manage this risk within a framework that considers the unique markets and operating and regulatory environments.

The company's market risk exposure is limited due to CPUC authorized rate recovery of natural gas purchase, sale, intrastate transportation and storage activity. However, the company may, at times, be exposed to market risk as a result of SoCalGas' GCIM, which is discussed in Note 9 of the notes to Consolidated Financial Statements. The company manages its risk within the parameters of the company's market risk management framework. As of December 31, 2003, the company's exposure to market risk was not material. However, if commodity prices rose too rapidly, it is likely that volumes would decline. This would increase the per-unit fixed costs, which could lead to further volume declines, leading to increased per-unit fixed costs and so forth.

Interest Rate Risk

The company is exposed to fluctuations in interest rates primarily as a result of its long-term debt. The company historically has funded operations through long-term debt issues with fixed interest rates and these interest rates are recovered in utility rates. As a result, some recent debt offerings have used a combination of fixed-rate and floating-rate debt. Subject to regulatory constraints, interest-rate swaps may be used to adjust interest-rate exposures when appropriate, based upon market conditions.

At December 31, 2003, the company had $788 million of fixed-rate debt and $150 million of variable-rate debt. Interest on fixed-rate utility debt is fully recovered in rates on a historical cost basis and interest on variable-rate debt is provided for in rates on a forecasted basis. At December 31, 2003, SoCalGas' fixed-rate debt had a one-year VaR of $131 million and SoCalGas' variable-rate debt had a one-year VaR of $10.9 million.

At December 31, 2003, the notional amount of interest-rate swap transactions totaled $150 million. See Note 3 of the notes to Consolidated Financial Statements for further information regarding interest-rate swap transactions.

In addition the company is ultimately subject to the effect of interest rate fluctuation on the assets of its pension plan and other postretirement plans.

Credit Risk

Credit risk is the risk of loss that would be incurred as a result of nonperformance by counterparties of their contractual obligations. As with market risk, the company has adopted corporate-wide policies governing the management of credit risk. Credit risk management is performed by the ERMG and the company's credit department and overseen by the ERMOC. Using rigorous models, the groups continuously calculate current and potential credit risk to counterparties to monitor actual balances in comparison to approved limits and reports this information to the ERMG. The company avoids concentration of counterparties whenever possible and management believes its credit policies with regard to counterparties significantly reduce overall credit risk. These policies include an evaluation of prospective counterparties' financial condition (including credit ratings), collateral requirements under certain circumstances, the use of standardized agreements that allow for the netting of positive and negative exposures associated with a single counterparty and other security such as lock-box liens and downgrade triggers.

The company monitors credit risk through a credit approval process and the assignment and monitoring of credit limits. These credit limits are established based on risk and return considerations under terms customarily available in the industry.

The company periodically enters into interest-rate swap agreements to moderate exposure to interest-rate changes and to lower the overall cost of borrowing. The company would be exposed to interest-rate fluctuations on the underlying debt should counterparties to the agreement not perform. See "Interest-Rate Risk" for additional information regarding the company's use of interest-rate swap agreements.

CRITICAL ACCOUNTING POLICIES AND KEY NON-CASH PERFORMANCE INDICATORS

Certain accounting policies are viewed by management as critical because their application is the most relevant, judgmental and/or material to the company's financial position and results of operations, and/or because they require the use of material judgments and estimates.

The company's most significant accounting policies are described in
Note 1 of the notes to Consolidated Financial Statements. The most critical policies, all of which are mandatory under generally accepted accounting principles and the regulations of the Securities and Exchange Commission, are the following:

   Statement of Financial Accounting Standards (SFAS) 5, "Accounting for Contingencies," establishes the amounts and timing of when the company provides for contingent losses. Details of the company's issues in this area are discussed in Note 10 of the notes to Consolidated Financial Statements.

   SFAS 71, "Accounting for the Effects of Certain Types of
   Regulation," has a significant effect on the way the California Utilities record assets and liabilities, and the related revenues and expenses, that would not be recorded absent the principles contained in SFAS 71.

   SFAS 109, "Accounting for Income Taxes," governs the way the company provides for income taxes. Details of the company's issues in this area are discussed in Note 4 of the notes to Consolidated Financial Statements.

   SFAS 123, "Accounting for Stock-Based Compensation" and SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," give companies the choice of recognizing a cost at the time of issuance of stock options or merely disclosing what that cost would have been and not recognizing it in its financial statements. Sempra Energy, like most U.S. companies, has elected the disclosure option for all options that are so eligible. The subsidiaries record an expense for the stock-based compensation plans to the extent that subsidiary employees participate in the plans, or that subsidiaries are allocated a portion of Sempra

   Energy's cost of the plans. The effect of this is discussed in
   Note 1 of the notes to Consolidated Financial Statements.

   SFAS 133, "Accounting for Derivative Instruments and Hedging
   Activities," SFAS 138, "Accounting for Certain Derivative
   Instruments and Certain Hedging Activities" and SFAS 149,
   "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", have a significant effect on the balance sheets of the company but have no significant effect on its income statements because of the principles contained in SFAS 71.

In connection with the application of these and other accounting policies, the company makes estimates and judgments about various matters. The most significant of these involve:

   The collectibility of receivables, regulatory assets, deferred tax assets and other assets.

   The various assumptions used in actuarial calculations for pension and other postretirement benefit plans.

   The likelihood of recovery of various deferred tax assets.

The probable costs to be incurred in the resolution of litigation. Differences between estimates and actual amounts have had significant impacts in the past and are likely to do so in the future.

As discussed elsewhere herein, the company uses exchange quotations or other third-party pricing to estimate fair values whenever possible. When no such data is available, it uses internally developed models and other techniques. The assumed collectibility of receivables considers the aging of the receivables, the creditworthiness of customers and the enforceability of contracts, where applicable. The assumed collectibility of regulatory assets considers legal and regulatory decisions involving the specific items or similar items. The assumed collectibility of other assets considers the nature of the item, the enforceability of contracts where applicable, the creditworthiness of the other parties and other factors. Costs to fulfill contracts that are carried at fair value are based on prior experience. Actuarial assumptions are based on the advice of the company's independent actuaries. The likelihood of deferred tax recovery is based on analyses of the deferred tax assets and the company's expectation of future financial and/or taxable income, based on its strategic planning.

Choices among alternative accounting policies that are material to the company's financial statements and information concerning significant estimates have been discussed with the audit committee of the board of directors.

Key non-cash performance indicators for the company include numbers of customers and quantities of natural gas sold. This information is provided in "Introduction" and "Results of Operations."

NEW ACCOUNTING STANDARDS

Relevant pronouncements that have recently become effective and have had a significant effect on the company are SFAS 143, 148, 149, 150 and FIN 45. They are described in Note 1 of the notes to Consolidated Financial Statements. Pronouncements that could have a material effect on the company are described below.

SFAS 143, "Accounting for Asset Retirement Obligations": SFAS 143, requires entities to record the fair value of liabilities for legal obligations related to asset retirements in the period in which they are incurred. It also requires the company to reclassify amounts recovered in rates for future removal costs not covered by a legal obligation from accumulated depreciation to a regulatory liability.

SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities": SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. Under SFAS 149 natural gas forward contracts that are subject to unplanned netting (see Note 1 of the Notes to Consolidated Financial Statements) do not qualify for the normal purchases and normal sales exception. The company has determined that all natural gas contracts are subject to unplanned netting and as such, these contracts will be marked-to-market. Implementation of SFAS 149 on July 1, 2003 did not have a material impact on reported net income.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 7A is set forth under "Item 7.
Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -
Pacific Enterprises

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Pacific Enterprises:

We have audited the accompanying consolidated balance sheets of Pacific Enterprises and subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related statements of consolidated income, cash flows and changes in shareholders' equity for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pacific Enterprises and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.


/S/ DELOITTE & TOUCHE LLP


San Diego, California
February 23, 2004

PACIFIC ENTERPRISES AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(Dollars in millions)
                                                         Years ended December 31,
                                                         2003      2002      2001
                                                       -------   -------   -------
OPERATING REVENUES                                     $ 3,544   $ 2,858   $ 3,716
                                                       -------   -------   -------
OPERATING EXPENSES
  Cost of natural gas                                    1,830     1,192     2,117
  Other operating expenses                                 950       879       794
  Depreciation                                             289       276       268
  Income taxes                                             132       172       167
  Franchise fees and other taxes                           106        93       101
                                                       -------   -------   -------
    Total operating expenses                             3,307     2,612     3,447
                                                       -------   -------   -------
Operating income                                           237       246       269
                                                       -------   -------   -------
Other income and (deductions)
  Interest income                                           38        11        40
  Regulatory interest - net                                  3        (4)      (19)
  Allowance for equity funds used during
     construction                                            9        10         6
  Income taxes on non-operating income                      (8)        2        (4)
  Preferred dividends of subsidiaries                       (1)       (1)       (1)
  Other - net                                               (6)        9         1
                                                       -------   -------   -------
    Total                                                   35        27        23
                                                       -------   -------   -------
Interest charges
  Long-term debt                                            41        40        63
  Other                                                     13        23        25
  Allowance for borrowed funds used during
     construction                                           (3)       (3)       (2)
                                                       -------   -------   -------
    Total                                                   51        60        86
                                                       -------   -------   -------
Net income                                                 221       213       206
Preferred dividend requirements                              4         4         4
                                                       -------   -------   -------
Earnings applicable to common shares                   $   217   $   209   $   202
                                                       =======   =======   =======
See notes to Consolidated Financial Statements.

PACIFIC ENTERPRISES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
<caption>                                               December 31,
                                                   -----------------------
                                                     2003           2002
                                                   --------       --------
ASSETS
Utility plant - at original cost                    $ 7,008        $ 6,701
Accumulated depreciation                             (2,739)        (2,590)
                                                    -------        -------
      Utility plant - net                             4,269          4,111
                                                    -------        -------
Current assets:
  Cash and cash equivalents                              32             22
  Accounts receivable - trade                           509            458
  Accounts receivable - other                            36             44
  Interest receivable                                    30             --
  Due from unconsolidated affiliates                     76             83
  Income taxes receivable                               110             97
  Deferred income taxes                                  --             55
  Regulatory assets arising from fixed-price
     contracts and other derivatives                     85             92
  Other regulatory assets                                 8             --
  Inventories                                            74             76
  Other                                                  12             20
                                                    -------        -------
      Total current assets                              972            947
                                                    -------        -------
Other assets:
  Due from unconsolidated affiliates                    356            419
  Regulatory assets arising from fixed-price
     contracts and other derivatives                    148            233
  Sundry                                                150            173
                                                    -------        -------
      Total other assets                                654            825
                                                    -------        -------
Total assets                                        $ 5,895        $ 5,883
                                                    =======        =======

See notes to Consolidated Financial Statements.

PACIFIC ENTERPRISES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
<caption>                                                December 31,
                                                   -----------------------
                                                     2003           2002
                                                   --------       --------
CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock (600 million shares authorized;
     84 million shares outstanding)                 $ 1,367        $ 1,318
  Retained earnings                                     253            286
  Accumulated other comprehensive income/(loss)          (3)            --
                                                    -------        -------
     Total common equity                              1,617          1,604
  Preferred stock                                        80             80
                                                    -------        -------
       Total shareholders' equity                     1,697          1,684
  Long-term debt                                        762            657
                                                    -------        -------
         Total capitalization                         2,459          2,341
                                                    -------        -------
Current liabilities:
  Accounts payable - trade                              227            200
  Accounts payable - other                               44             36
  Due to unconsolidated affiliates                      121             96
  Interest payable                                       18             25
  Deferred income taxes                                  24             --
  Regulatory balancing accounts - net                    86            184
  Regulatory liabilities                                 --             16
  Fixed-price contracts and other derivatives            86             96
  Current portion of long-term debt                     175            175
  Customer deposits                                      43            108
  Other                                                 262            265
                                                    -------        -------
     Total current liabilities                        1,086          1,201
                                                    -------        -------

Deferred credits and other liabilities:
  Customer advances for construction                     40             37
  Postretirement benefits other than pensions            72             77
  Deferred income taxes                                 185            176
  Deferred investment tax credits                        44             47
  Regulatory liabilities arising from cost
    of removal obligations                            1,392          1,324
  Regulatory liabilities                                108            121
  Fixed-price contracts and other derivatives           148            233
  Preferred stock of subsidiary                          20             20
  Deferred credits and other                            341            306
                                                    -------        -------
     Total deferred credits and other liabilities     2,350          2,341
                                                    -------        -------
Contingencies and commitments (Note 10)

Total liabilities and shareholders' equity          $ 5,895        $ 5,883
                                                    =======        =======

See notes to Consolidated Financial Statements.

PACIFIC ENTERPRISES AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in millions)
                                                     Years ended December 31,
                                                     2003      2002      2001
                                                   -------   -------   -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                       $   221   $   213   $   206
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                       289       276       268
    Deferred income taxes and investment
      tax credits                                       65        47        24
  Changes in other assets                               (3)       16       (12)
  Changes in other liabilities                         (10)       --        32
  Changes in working capital components:
    Accounts and notes receivable                      (44)      (67)      244
    Interest receivable                                (30)       --        --
    Fixed-price contracts and other derivatives         (2)        6        (2)
    Inventories                                          2       (34)       25
    Other current assets                                10        (4)        4
    Accounts payable                                    35        (4)     (171)
    Income taxes                                       (25)      (78)      (71)
    Due to/from affiliates - net                        37        12         5
    Regulatory balancing accounts                      (99)       80      (338)
    Regulatory assets and liabilities                  (24)        1        39
    Customer deposits                                  (64)       66         8
    Other current liabilities                           17        (9)       39
                                                   -------   -------   -------
      Net cash provided by operating activities        375       521       300
                                                   -------   -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                (318)     (331)     (294)
  Loans to/from affiliates - net                        97      (177)      220
  Net proceeds from sale of assets                       5        --        --
                                                   -------   -------   -------
      Net cash used in investing activities           (216)     (508)      (74)
                                                   -------   -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Common dividends paid                               (250)     (100)     (190)
  Preferred dividends paid                              (4)       (4)       (4)
  Issuance of long-term debt                           500       250        --
  Payments on long-term debt                          (395)     (100)     (270)
  Increase (decrease) in short-term debt                --       (50)       50
  Other                                                 --        --        (4)
                                                   -------   -------   -------
      Net cash used in financing activities           (149)       (4)     (418)
                                                   -------   -------   -------
Increase (decrease) in cash and cash equivalents        10         9      (192)
Cash and cash equivalents, January 1                    22        13       205
                                                   -------   -------   -------
Cash and cash equivalents, December 31             $    32   $    22   $    13
                                                   =======   =======   =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest payments, net of amounts capitalized    $    54   $    50   $    83
                                                   =======   =======   =======
  Income tax payments, net of refunds              $    99   $   200   $   209
                                                   =======   =======   =======
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES
    Assets contributed by Sempra Energy            $    48   $    --   $    --
    Liabilities assumed                                (17)       --        --
                                                   -------   -------   -------
      Net assets contributed by Sempra Energy      $    31   $    --   $    --
                                                   =======   =======   =======
See notes to Consolidated Financial Statements.

PACIFIC ENTERPRISES AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CHANGES IN SHAREHOLDERS' EQUITY
Years ended December 31, 2003, 2002 and 2001
(Dollars in millions)


                                                                                            Accumulated
                                                                                            Other          Total
                                  Comprehensive    Preferred     Common       Retained      Comprehensive  Shareholders'
                                  Income           Stock         Stock        Earnings      Income(Loss)   Equity
------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                       $  80         $1,282         $ 165       $   (1)        $1,526
Net income                               $206                                     206                         206
Other comprehensive income adjustment       1                                                    1              1
                                        -----
Comprehensive income                     $207
                                        =====
Quasi-reorganization
   adjustment (Note 1)                                               35                                        35
Preferred stock dividends declared                                                 (4)                         (4)
Common stock dividends declared                                                  (190)                       (190)
------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                          80          1,317           177           --          1,574
Net income/comprehensive income          $213                                     213                         213
                                        =====
Preferred stock dividends declared                                                 (4)                         (4)
Common stock dividends declared                                                  (100)                       (100)
Capital contribution                                                  1                                         1
------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002                          80          1,318           286           --          1,684
Net income                               $221                                     221                         221
Other comprehensive income
  adjustment - pension                     (3)                                                  (3)            (3)
                                        -----
Comprehensive income                     $218
                                        =====
Quasi-reorganization
   adjustment (Note 1)                                               18                                        18
Preferred stock dividends declared                                                 (4)                         (4)
Common stock dividends declared                                                  (250)                       (250)
Capital contribution                                                 31                                        31
------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2003                       $  80         $1,367         $ 253       $   (3)        $1,697
========================================================================================================================

See notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Pacific Enterprises (PE or the company) and its subsidiary, Southern California Gas Company (SoCalGas or the company). The financial statements herein are, in one case, the Consolidated Financial Statements of PE and its subsidiary, SoCalGas, and, in the second case, the Consolidated Financial Statements of SoCalGas and its subsidiaries, which comprise less than one percent of SoCalGas' consolidated financial position and results of operations. All material intercompany accounts and transactions have been eliminated.

As a subsidiary of Sempra Energy, the company receives certain services therefrom, for which it is charged its allocable share of the cost of such services. Management believes that cost is reasonable, but probably less than if the company had to provide those services itself.

Quasi-Reorganization

In 1993, PE divested substantially all of its non-utility business and effected a quasi-reorganization for financial reporting purposes as of December 31, 1992. Certain of the liabilities established in connection with the quasi-reorganization, including various income-tax issues, were favorably resolved, resulting in restoring $35 million and $18 million to shareholders' equity in 2001 and 2003, respectively. These restorations did not affect the calculation of net income or comprehensive income. The remaining liabilities will be resolved in future years and management believes the provisions established for these matters are adequate.

Use of Estimates in the Preparation of the Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period, and the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual amounts can differ significantly from those estimates.

Basis of Presentation

Certain prior-year amounts have been reclassified to conform to the current year's presentation.

Regulatory Matters

Effects of Regulation

The accounting policies of the company conform with generally accepted accounting principles for regulated enterprises and reflect the policies of the California Public Utilities Commission (CPUC) and the Federal Energy Regulatory Commission (FERC). SoCalGas and its affiliate, San Diego Gas & Electric (SDG&E), are collectively referred to herein as "the California Utilities."

The company prepares its financial statements in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) 71, "Accounting for the Effects of Certain Types of Regulation," under which a regulated utility records a regulatory asset if it is probable that, through the ratemaking process, the utility will recover that asset from customers. Regulatory liabilities represent reductions in future rates for amounts due to customers. To the extent that recovery is no longer probable as a result of changes in regulation or the utility's competitive position, the related regulatory assets and liabilities would be written off. In addition, SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" requires that a loss must be recognized whenever a regulator excludes all or part of utility plant or regulatory assets from ratebase. Information concerning regulatory assets and liabilities is described in "Revenues", "Regulatory Balancing Accounts" and "Regulatory Assets and Liabilities".

Regulatory Balancing Accounts

The amounts included in regulatory balancing accounts at December 31, 2003 represent net payables (payables net of receivables) of $86 million and $184 million at December 31, 2003 and 2002, respectively. The payables normally are returned by reducing future rates.

Balancing accounts provide a mechanism for charging utility customers the amount actually incurred for certain costs, primarily commodity costs. However, fluctuations in most operating and maintenance costs affect earnings. The CPUC approved 100 percent balancing account treatment for variances between forecast and actual for SoCalGas' noncore revenues and throughput, eliminating the impact on earnings from any throughput and revenue variances from adopted forecast levels. Additional information on regulatory matters is included in Note 9.

Regulatory Assets and Liabilities

In accordance with the accounting principles of SFAS 71, the company records regulatory assets and regulatory liabilities as discussed above.

Regulatory assets (liabilities) as of December 31 relate to the following matters:

(Dollars in millions)                              2003         2002
-----------------------------------------------------------------------

SoCalGas
---------
Fixed-price contracts and other derivatives    $    233     $    325
Environmental remediation                            44           43
Unamortized loss on retirement of debt - net         45           38
Cost of removal obligations*                     (1,392)      (1,324)
Deferred taxes refundable in rates                 (192)        (164)
Employee benefit costs                              (77)        (142)
Other                                                 8            8
                                               ---------    ---------
  Total                                          (1,331)      (1,216)

PE - Employee benefit costs                          72           80
                                               ---------    ---------
  Total PE consolidated                        $ (1,259)    $ (1,136)
                                               =========    =========
-----------------------------------------------------------------------
* See discussion of SFAS 143 in "New Accounting Standards"

Net regulatory liabilities are recorded on the Consolidated Balance Sheets at December 31 as follows:

(Dollars in millions)                              2003         2002
-----------------------------------------------------------------------
SoCalGas
--------
Current regulatory assets                      $     93     $     92
Noncurrent regulatory assets                        148          233
Current regulatory liabilities                       --          (16)
Noncurrent regulatory liabilities                (1,572)      (1,525)
                                               ---------    ---------
   Total                                         (1,331)      (1,216)

PE - Noncurrent regulatory assets                    72           80
                                               ---------    ---------
   Total PE consolidated                       $ (1,259)    $ (1,136)
                                               =========    =========
-----------------------------------------------------------------------

All of the assets either earn a return, generally at short-term rates, or the cash has not yet been expended and the assets are offset by liabilities that do not incur a carrying cost.

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with maturities of three months or less at the date of purchase.

Collection Allowances

The allowance for doubtful accounts was $4 million, $4 million and $14 million at December 31, 2003, 2002 and 2001, respectively. The company recorded a provision (reduction thereof) for doubtful accounts of $3 million, ($5) million and $9 million in 2003, 2002 and 2001, respectively.

Inventories

At December 31, 2003, inventory shown on the Consolidated Balance Sheets included natural gas of $63 million and materials and supplies of $11 million. The corresponding balances at December 31, 2002 were $65 million and $11 million, respectively. Natural gas is valued by the last-in first-out (LIFO) method. When the inventory is consumed, differences between the LIFO valuation and replacement cost are reflected in customer rates. Materials and supplies at SoCalGas are generally valued at the lower of average cost or market.

Property, Plant and Equipment

Utility plant primarily represents the buildings, equipment and other facilities used by SoCalGas to provide natural gas services.

The cost of plant includes labor, materials, contract services and related items. In addition, the cost of plant includes an allowance for funds used during construction (AFUDC). The cost of most retired depreciable utility plant minus salvage value is charged to accumulated depreciation.

Accumulated depreciation for natural gas utility plant at SoCalGas was $2.7 billion and $2.6 billion at December 31, 2003 and 2002, respectively. See discussion of SFAS 143 under "New Accounting Standards." Depreciation expense is based on the straight-line method over the useful lives of the assets, an average of 23 years in each of 2003, 2002 and 2001, or a shorter period prescribed by the CPUC. The provision for depreciation as a percentage of average depreciable utility plant was 4.36, 4.34 and 4.33 in 2003, 2002 and 2001, respectively. See Note 9 for discussion of industry restructuring. Maintenance costs are expensed as incurred.

AFUDC, which represents the cost of funds used to finance the construction of utility plant, is added to the cost of utility plant. AFUDC also increases income, partly as an offset to interest charges and partly as a component of Other Income - Net in the Statements of Consolidated Income, although it is not a current source of cash. AFUDC amounted to $12 million, $13 million and $8 million for 2003, 2002 and 2001, respectively.

Legal Fees

Legal fees that are associated with a past event and not expected to be recovered in the future are accrued when it is probable that they will be incurred.

Comprehensive Income

Comprehensive income includes all changes, except those resulting from investments by owners and distributions to owners, in the equity of a business enterprise from transactions and other events, including foreign-currency translation adjustments, minimum pension liability adjustments and certain hedging activities. The components of other comprehensive income are shown in the Statements of Consolidated Changes in Shareholders' Equity.

Revenues

Revenues of SoCalGas are primarily derived from deliveries of natural gas to customers and changes in related regulatory balancing accounts. Revenues from natural gas sales and services are generally recorded under the accrual method and recognized upon delivery. Operating revenue includes amounts for services rendered but unbilled (approximately one-half month's deliveries) at the end of each year.

Additional information concerning utility revenue recognition is discussed above under "Regulatory Matters."

Transactions with Affiliates

At December 31, 2003, PE has intercompany receivables from Sempra Energy and other affiliates of $73 million and $3 million, respectively. The corresponding amounts at December 31, 2002 were $81 million and $2 million, respectively. Of the total balances, $22 million and $81 million were recorded at SoCalGas at December 31, 2003 and 2002, respectively. Such amounts are included in current assets under the caption Due from Unconsolidated Affiliates. PE has a promissory note due from Sempra Energy which bears a variable interest rate based on short-term commercial paper rates. The balances of the note were $354 million and $416 million at December 31, 2003 and 2002, respectively, and are included in noncurrent assets as Due from Unconsolidated Affiliates. PE also had $2 million and $3 million due from other affiliates at December 31, 2003 and 2002, respectively.

In addition, PE had intercompany payables due to various affiliates of $121 million and $96 million at December 31, 2003 and 2002, respectively, which are reported as a current liability. These balances are due on demand. Of the total balances, $55 million and $31 million were recorded at SoCalGas at December 31, 2003 and 2002, respectively.

New Accounting Standards

SFAS 132 (revised 2003), "Employers Disclosures about Pensions and Other Postretirement Benefits": This statement revised employers' disclosures about pension plans and other postretirement benefit plans. It requires disclosures beyond those in the original SFAS 132 about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined postretirement plans. It does not change the measurement or recognition of those plans.

SFAS 143, "Accounting for Asset Retirement Obligations": SFAS 143, issued in July 2001, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of long-lived assets, such as nuclear plants. It requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset by the present value of the future retirement cost. Over time, the liability is accreted to its full value and paid, and the capitalized cost is depreciated over the useful life of the related asset.

On January 1, 2003, the company recorded asset retirement obligations of $10 million associated with the future retirement of three storage facilities.

The change in the asset retirement obligations for the year ended
December 31, 2003 is as follows (dollars in millions):

Balance as of January 1, 2003                    $  --
Adoption of SFAS 143                                10
Accretion expense                                    1
                                                 ------
Balance as of December 31, 2003                  $  11*
                                                 ======
* The current portion of the obligation is included in Other Current Liabilities on the Consolidated Balance Sheets.

Had SFAS 143 been in effect on January 1, 2002, the asset retirement obligation liability would have been $9 million as of that date.

Except for the items noted above, the company has determined that there is no other material retirement obligation associated with tangible long-lived assets.

Implementation of SFAS 143 has had no effect on results of operations and is not expected to have a significant effect in the future.

In accordance with CPUC regulation the company collects estimated removal costs in rates through depreciation. SFAS 143 also requires the company to reclassify estimated removal costs, which have historically been recorded in accumulated depreciation, to a regulatory liability. At December 31, 2003 and 2002, these costs were $1.4 billion and $1.3 billion, respectively.

SFAS 144, "Accounting for Impairment or Disposal of Long-Lived Assets":
In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS 144, which replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." It applies to all long-lived assets. Among other things SFAS 144 requires that those long-lived assets classified as held for sale be measured at the lower of carrying amount (cost less accumulated depreciation) or fair value less cost to sell. Adoption of this statement on January 1, 2002 had no impact on the company's financial statements.

SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure": In December 2002, the FASB issued SFAS 148, an amendment to SFAS 123, "Accounting for Stock-Based Compensation," which gives companies electing to expense employee stock options three methods to do so. In addition, the statement amends the disclosure requirements to require more prominent disclosure about the method of accounting for stock-based employee compensation and the effect of the method used on reported results in both annual and interim financial statements.

Sempra Energy has elected to continue using the intrinsic value method of accounting for stock-based compensation. Therefore, SFAS 148 will not have any effect on the companies' financial statements. See Note 6 for additional information regarding stock-based compensation.

SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities": Effective July 1, 2003, SFAS 149 amended and clarified accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. Under SFAS 149 natural gas forward contracts that are subject to unplanned netting generally do not qualify for the normal purchases and normal sales exception. ("Unplanned netting" refers to situations whereby contracts are settled by paying or receiving money for the difference between the contract price and the market price at the date on which physical delivery would have occurred.) In addition, effective January 1, 2004, power contracts that are subject to unplanned netting and that do not meet the normal purchases and normal sales exception under SFAS 149 will continue to be marked to market. Implementation of SFAS 149 did not have a material impact on reported net income.

Emerging Issues Task Force (EITF) 03-11, "Reporting Realized Gains and Losses on Derivative Instruments that are Subject to FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities and Not 'Held for Trading Purposes' as Defined in EITF Issue No. 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities": During 2003, the EITF reached a consensus that determining whether realized gains and losses on physically settled derivative contracts not held for trading purposes should be reported in the income statement on a gross or net basis is a matter of judgment that depends on the relevant facts and circumstances. Adoption of EITF 03-11 in 2003 did not have a significant impact to the company's financial statements and the company does not expect a significant impact in the future.

FASB Interpretation No. (FIN) 45, "Guarantor's Accounting and
Disclosure Requirements for Guarantees": In November 2002, the FASB issued FIN 45, which elaborates on the disclosures to be made in interim and annual financial statements of a guarantor about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing a guarantee. As of December 31, 2003, the company did not have any outstanding guarantees.

FASB Staff Position (FSP) 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003": Issued January 12, 2004, FSP 106-1 permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). The company has elected to defer the effects of the Act as provided by FSP 106-1. Any measure of the accumulated postretirement benefit obligation or net periodic postretirement benefit cost in the financial statements or the accompanying notes do not reflect the impact of the Act on the plans. At this time, specific authoritative guidance on the accounting for the federal subsidy provided by the Act is pending and that guidance could require the company to change previously reported information.

Other Accounting Standards: During 2003 and 2002 the FASB and the EITF issued several statements that are not applicable to the companies but could be in the future. In July 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets." In April 2002, the FASB issued SFAS 145, which rescinds SFAS 4, "Reporting Gains and Losses from Extinguishment of Debt", and SFAS 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 supersedes previous accounting guidance, principally EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." In 2003 the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." In 2002, consensuses were reached in EITF 02-3 and the rescission of EITF 98-10, both dealing with mark-to-market accounting for energy-trading activities. In January 2003, the FASB issued Interpretation 46, "Consolidation of Variable Interest Entities an Interpretation of ARB No. 51."

NOTE 2. SHORT-TERM BORROWINGS

Committed Lines of Credit

SoCalGas and its affiliate, SDG&E, have a combined revolving line of credit, under which each utility individually may borrow up to $300 million, subject to a combined borrowing limit for both utilities of $500 million. Borrowings under the agreement bear interest at rates varying with market rates and SoCalGas' credit rating. The revolving credit commitment expires in May 2004, at which time outstanding borrowings may be converted into a one-year term loan subject to any requisite regulatory approvals related to long-term debt. The agreement requires SoCalGas to maintain a debt-to-total capitalization ratio (as defined in the agreement) of not to exceed 60 percent. Borrowings under the agreement are individual obligations of the borrowing utility and a default by one utility would not constitute a default or preclude borrowings by the other. These lines of credit have never been drawn upon. At December 31, 2003 and 2002, SoCalGas had no commercial paper outstanding.

PE has a $375 million revolving agreement, guaranteed by Sempra Energy, for the purpose of providing loans to Sempra Energy Global Enterprises (Global). The revolving credit commitment, initially $500 million and $375 million at December 31, 2003, declines semi-annually by $125 million until expiration on April 5, 2005. Borrowings are guaranteed by Sempra Energy and are subject to mandatory repayment prior to the maturity date should SoCalGas' unsecured long-term credit ratings cease to be at least BBB by Standard & Poor's (S&P) and Baa2 by Moody's Investor Services, Inc. (Moody's), should Sempra Energy's or SoCalGas' debt-to-total capitalization ratio (as defined in the agreement) exceed 65 percent, or should there be a change in law materially and adversely affecting the ability of SoCalGas to pay dividends or make distributions to PE. Borrowings bear interest at rates varying with market rates, PE's credit ratings and the amount of outstanding borrowings. This line of credit has never been used.

NOTE 3.  LONG-TERM DEBT

--------------------------------------------------------------
                                             December 31,
(Dollars in millions)                     2003          2002
--------------------------------------------------------------
First Mortgage bonds
  4.375% January 15, 2011               $  100       $   --
  Variable rates after fixed
   to floating rate swaps (1.43% at
   December 31, 2003) January 15, 2011     150           --
  4.8% October 1, 2012                     250          250
  5.45% April 15, 2018                     250           --
  6.875% November 1, 2025                  175          175
  5.75% November 15, 2003                   --          100
  7.375% March 1, 2023                      --          100
  7.5% June 15, 2023                        --          125
                                       -----------------------
                                           925          750
                                       -----------------------
Other long-term debt
  5.67% January 18, 2028                     5           75
  6.375% May 14, 2006                        8            8
                                       -----------------------
                                            13           83
                                       -----------------------
                                           938          833
  Current portion of long-term debt       (175)        (175)
  Unamortized discount on long-term debt    (1)          (1)
                                       -----------------------
Total                                   $  762       $  657
--------------------------------------------------------------

Maturities of long-term debt are $175 million in 2004, $8 million in 2006 and $755 million thereafter. On January 26, 2004, SoCalGas optionally redeemed its $175 million 6.875% first mortgage bonds.
Therefore that liability is classified as current at December 31, 2003.

Callable Bonds

At SoCalGas' option, certain bonds are callable at various dates. Of SoCalGas' callable bonds, $175 million are callable in 2004 and $8 million in 2006.

First Mortgage Bonds

The first mortgage bonds are secured by a lien on SoCalGas' utility plant. SoCalGas may issue additional first mortgage bonds upon compliance with the provisions of its bond indentures, which require, among other things, the satisfaction of pro forma earnings-coverage tests on first mortgage bond interest and the availability of sufficient mortgaged property to support the additional bonds, after giving effect to prior bond redemptions. The most restrictive of these tests (the property test) would permit the issuance, subject to CPUC authorization, of an additional $490 million of first mortgage bonds at December 31, 2003.

In November 2001, SoCalGas optionally redeemed its $150 million 8.75% first mortgage bonds. In December 2001, SoCalGas entered into an interest-rate swap which effectively exchanged the fixed rate on its $175 million 6.875% first mortgage bonds for a floating rate. In September 2002, SoCalGas terminated the swap, receiving cash proceeds of $10 million, comprised of $4 million in accrued interest and a $6 million amortizable gain.

In August 2002, SoCalGas paid at maturity its $100 million 6.875% first mortgage bonds. In October 2002, SoCalGas publicly offered and sold $250 million of 4.8% first mortgage bonds, maturing on October 1, 2012. The bonds are not subject to a sinking fund and are redeemable prior to maturity only through a make-whole mechanism. Proceeds from the bond sale were used to replenish amounts previously expended to refund and retire indebtedness, and for working capital and other general corporate purposes.

On April 7, 2003, SoCalGas optionally redeemed its $100 million 7.375% first mortgage bonds. On August 21, 2003, SoCalGas optionally redeemed its $125 million 7.5% first mortgage bonds.

On October 17, 2003, SoCalGas issued $250 million of 5.45% first mortgage bonds due in April 2018. The proceeds were used to replenish amounts previously expended to refund and retire indebtedness and for general corporate purposes. On November 17, 2003, SoCalGas paid off its $100 million 5.75% first mortgage bonds.

On December 15, 2003, SoCalGas issued $250 million of 4.375% first mortgage bonds maturing in January 2011. The proceeds were used to retire outstanding debt and for other general corporate purposes. On December 15, 2003, SoCalGas entered into an interest-rate swap which effectively exchanged the fixed rate on $150 million of the 4.375% first mortgage bonds for a floating rate.

Unsecured Long-term Debt

Various long-term obligations totaling $13 million are unsecured at December 31, 2003.

In October 2001, SoCalGas paid at maturity its $120 million of 6.38% medium-term notes.

On January 15, 2003, $70 million of SoCalGas' 5.67% $75 million medium-term notes were put back to the company. The remaining $5 million matures on January 18, 2028.

Interest-Rate Swaps

The company periodically enters into interest-rate swap agreements to moderate its exposure to interest-rate changes and to lower its overall cost of borrowing. The schedule of long-term debt reflects past swap interest rates. The company believes the swaps have been fully effective in their purpose of converting the underlying debt's fixed rates to floating rates and meet the criteria for accounting under one of the methods defined in SFAS 133 for fair value hedges of debt instruments.

NOTE 4. INCOME TAXES

The reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

                                               Years ended December 31,
                                                2003     2002     2001
-----------------------------------------------------------------------
Statutory federal income tax rate               35.0%    35.0%    35.0%
Depreciation                                     6.1      5.2      5.4
State income taxes - net of
  federal income tax benefit                     5.8      5.4      6.9
Tax credits                                     (0.8)    (0.8)    (0.8)
Settlement of Internal Revenue Service audit    (3.1)      --       --
Other - net                                     (4.2)    (0.4)    (1.1)
                                            --------------------------
     Effective income tax rate                  38.8%    44.4%    45.4%
----------------------------------------------------------------------

The components of income tax expense are as follows:

(Dollars in millions)                           2003    2002     2001
---------------------------------------------------------------------
Current:
  Federal                                      $  52   $  94    $ 116
  State                                           23      29       30
                                             ------------------------
    Total                                         75     123      146
                                             ------------------------
Deferred:
  Federal                                         58      45       20
  State                                           10       5        8
                                             ------------------------
    Total                                         68      50       28
                                             ------------------------
Deferred investment tax credits                   (3)     (3)      (3)
                                             ------------------------
Total income tax expense                       $ 140   $ 170    $ 171
---------------------------------------------------------------------

On the Statements of Consolidated Income, federal and state income taxes are allocated between operating income and other income. The companies are included in the consolidated income tax return of Sempra Energy and are allocated income tax expense from Sempra Energy in an amount equal to that which would result from their having always filed a separate return.

Accumulated deferred income taxes at December 31 relate to the following:

(Dollars in millions)                              2003        2002
----------------------------------------------------------------------
Deferred tax liabilities:
  Differences in financial and
    tax bases of utility plant                    $ 301       $ 290
  Regulatory balancing accounts                      93          54
  Regulatory assets                                  32          32
  Global settlement                                  15          11
  Loss on reacquired debt                            17          16
  Unbilled revenue                                   --          36
Other                                                29          77
                                                  --------------------
    Total deferred tax liabilities                  487         516
                                                  --------------------
Deferred tax assets:
  Investment tax credits                             31          32
  Postretirement benefits                            77         100
  Deferred compensation                              19          13
  State income taxes                                 11          20
  Workers compensation                               20          20
  Contingent liabilities                             95         117
  Lease                                              18          21
  Restructuring costs                                --          42
  Other                                               7          30
                                                  --------------------
    Total deferred tax assets                       278         395
                                                  --------------------
Net deferred income tax liability                 $ 209       $ 121
----------------------------------------------------------------------

The net deferred income tax liability is recorded on the Consolidated Balance Sheets at December 31 as follows:

(Dollars in millions)                              2003        2002
----------------------------------------------------------------------
Current (asset) liability                         $  24       $ (55)
Noncurrent liability                                185         176
                                                  --------------------
    Total                                         $ 209       $ 121
----------------------------------------------------------------------

Resolution of Certain Internal Revenue Service Matters

The company favorably resolved matters related to various prior years' returns during 2003. The primary issue involving the treatment of utility balancing accounts for the company was resolved following the issuance of an IRS Revenue Ruling and resolution of factual issues involving these claims with the IRS. The total after-tax earnings for this issue was $29 million.

NOTE 5. EMPLOYEE BENEFIT PLANS

Pension and Other Postretirement Benefits

The company has funded and unfunded noncontributory defined benefit plans that together cover substantially all of its employees. The plans provide defined benefits based on years of service and final average salary.

The company also has other postretirement benefit plans covering substantially all of its employees. The life insurance plans are noncontributory and the health care plans are contributory, with participants' contributions adjusted annually. Other postretirement benefits include retiree life insurance, medical benefits for retirees and their spouses and Medicare Part B reimbursement for certain retirees.

During 2002, the company had amendments reflecting retiree cost of living adjustments, which resulted in an increase in the pension plan benefit obligation of $48 million.

There were no amendments to the company's pension and other postretirement benefit plans in 2003.

December 31 is the measurement date for the pension and other postretirement benefit plans.

The following tables provide a reconciliation of the changes in the plans' projected benefit obligations during the latest two years, the fair value of assets and a statement of the funded status as of the latest two year ends:

                                                                          Other
                                              Pension Benefits    Postretirement Benefits
                                            ---------------------------------------------
(Dollars in millions)                          2003      2002          2003      2002
-----------------------------------------------------------------------------------------
CHANGE IN PROJECTED BENEFIT OBLIGATION:
Net obligation at January 1                 $ 1,368   $ 1,111        $  682    $  457
Service cost                                     27        27            15        10
Interest cost                                    90        86            47        35
Actuarial loss                                  172        98           103       177
Transfer of liability from Sempra Energy          6        91            --        30
Benefit payments                               (112)      (93)          (27)      (27)
Plan amendments                                  --        48            --        --
                                            ---------------------------------------------
Net obligation at December 31                 1,551     1,368           820       682
                                            ---------------------------------------------
CHANGE IN PLAN ASSETS:
Fair value of plan assets at January 1        1,289     1,452           370       392
Actual return on plan assets                    294      (168)           83       (44)
Employer contributions                            2         1            45        17
Transfer of assets from Sempra Energy            --        97            --        30
Benefit payments                               (112)      (93)          (27)      (27)
Other                                            --        --            --         2
                                            ---------------------------------------------
Fair value of plan assets at December 31      1,473     1,289           471       370
                                            ---------------------------------------------
Benefit obligation, net of plan assets
  at December 31                                (78)      (79)         (349)     (312)
Unrecognized net actuarial loss                  71        82           277       235
Unrecognized prior service cost                  71        78            --        --
Unrecognized net transition obligation            1         1            --        --
                                            ---------------------------------------------
Net recorded asset (liability)
  at December 31                            $    65    $   82        $  (72)   $  (77)
-----------------------------------------------------------------------------------------

The following table provides the amounts recognized on the Consolidated
Balance Sheets (in Noncurrent Sundry Assets and Postretirement Benefits
Other Than Pensions) at December 31:

                                                                           Other
                                              Pension Benefits    Postretirement Benefits
                                              -------------------------------------------
(Dollars in millions)                          2003      2002         2003       2002
-----------------------------------------------------------------------------------------
Prepaid benefit cost                          $  78     $  93        $  --      $  --
Accrued benefit cost                            (13)      (11)         (72)       (77)
Additional minimum liability                     (6)       --           --         --
Accumulated other comprehensive
  income, pretax                                  6        --           --         --
                                              -------------------------------------------
Net recorded asset (liability)                $  65     $  82        $ (72)     $ (77)
-----------------------------------------------------------------------------------------


At December 31, 2003, the company's pension plan had benefit obligations in excess of its plan assets. The following table provides the projected benefit obligation, the accumulated benefit obligation and fair market value of the plan assets at December 31:

                                              Projected Benefit     Accumulated Benefit
                                              Obligation Exceeds     Obligation Exceeds
                                              the Fair Value of       the Fair Value of
                                                 Plan Assets             Plan Assets
                                            ---------------------------------------------
(Dollars in millions)                          2003      2002         2003       2002
-----------------------------------------------------------------------------------------
Projected benefit obligation                $ 1,551   $ 1,368         $ 25       $ 13
Accumulated benefit obligation              $ 1,354   $ 1,177         $ 20       $ 12
Fair value of plan assets                   $ 1,473   $ 1,289         $ --       $ --

The following table provides the components of net periodic benefit costs for the years ended December 31:

                                                                           Other
                                          Pension Benefits        Postretirement Benefits
                                       --------------------------------------------------
(Dollars in millions)                   2003    2002    2001        2003    2002    2001
-----------------------------------------------------------------------------------------
Service cost                           $  27   $  27   $  25       $  15   $  10   $   9
Interest cost                             90      86      78          47      35      32
Expected return on assets               (107)   (130)   (129)        (32)    (35)    (34)
Amortization of:
  Transition obligation                    1       1       1           8       8       8
  Prior service cost                       6       4       3          --      --      --
  Actuarial (gain) loss                    1     (19)    (28)          9      --      (3)
Regulatory adjustment                    (14)     32      51          (4)     24      29
                                       --------------------------------------------------
Total net periodic benefit cost        $   4   $   1   $   1       $  43   $  42   $  41
-----------------------------------------------------------------------------------------

The significant assumptions related to the company's pension and other postretirement benefit plans are as follows:

                                                                          Other
                                              Pension Benefits    Postretirement Benefits
                                              -------------------------------------------
                                               2003      2002         2003       2002
-----------------------------------------------------------------------------------------
WEIGHTED-AVERAGE ASSUMPTIONS USED
 TO DETERMINE BENEFIT OBLIGATION
 AS OF DECEMBER 31:
Discount rate                                  6.00%     6.50%         6.00%     6.50%
Rate of compensation increase                  4.50%     4.50%         4.50%     4.50%

WEIGHTED-AVERAGE ASSUMPTIONS USED
 TO DETERMINE NET PERIODIC BENEFIT
 COSTS FOR YEARS ENDED DECEMBER 31:
Discount rate                                  6.50%     7.25%         6.50%     7.25%
Expected return on plan assets                 7.50%     8.00%         7.50%     8.00%
Rate of compensation increase                  4.50%     4.50%         4.50%     4.50%
-----------------------------------------------------------------------------------------

The expected long-term rate of return on plan assets is derived from historical returns for broad asset classes consistent with expectations from a variety of sources, including pension consultants and investment advisors.

                                                    2003        2002
----------------------------------------------------------------------
ASSUMED HEALTH CARE COST
  TREND RATES AT DECEMBER 31:
Health-care cost trend rate                       30.00%(1)     7.00%
Rate to which the cost trend rate is assumed to
  decline (the ultimate trend)                     5.50%        6.50%
Year that the rate reaches the ultimate trend       2008         2004
----------------------------------------------------------------------
(1) This is the weighted average of the increases for all health plans. The 2003 rate for these plans ranged from 15% to 40%.

Assumed health-care cost trend rates have a significant effect on the amounts reported for the health-care plan costs. A one-percent change in assumed health-care cost trend rates would have the following effects:

-----------------------------------------------------------------------
(Dollars in millions)                         1% Increase   1% Decrease
-----------------------------------------------------------------------
Effect on total of service and interest cost
  components of net periodic postretirement
  health-care benefit cost                        $  12       $   (9)

Effect on the health-care component of the
  accumulated other postretirement
  benefit obligation                              $ 141       $ (112)
-----------------------------------------------------------------------

Pension Plan Investment Strategy

The asset allocation for Sempra Energy's pension trust (which includes SoCalGas' pension plan and other postretirement benefit plans, except for the plans described below) at December 31, 2003 and 2002 and the target allocation for 2004 by asset categories are as follows:


                               Target             Percentage of Plan
                             Allocation          Assets at December 31
                           -------------------------------------------
Asset Category                   2004                2003       2002
----------------------------------------------------------------------
U.S. Equity                       45%                 45%        44%
Foreign Equity                    25%                 30%        26%
Fixed Income                      30%                 25%        30%
                           -------------------------------------------
  Total                          100%                100%       100%
----------------------------------------------------------------------

The company's goal is to remain within a reasonable risk tolerance shown above. Its investment strategy is to stay fully invested at all times and maintain its strategic asset allocation, keeping the investment structure relatively simple. The equity portfolio is balanced to maintain risk characteristics similar to the S&P 1500 with respect to market capitalization, industry and sector exposures. The foreign equity portfolios are managed to track the MSCI Europe, Pacific Rim and Emerging Markets indexes. Bond portfolios are managed with respect to the Lehman Aggregate Index. The plan does not invest in Sempra Energy securities.

Investment Strategy for Other Postretirement Benefit Plans

The asset allocation for the company's other postretirement benefit plans at December 31, 2003 and 2002 and the target allocation for 2004 by asset categories are as follows:

                               Target             Percentage of Plan
                             Allocation          Assets at December 31
                           -------------------------------------------
Asset Category                   2004                2003       2002
----------------------------------------------------------------------
U.S. Equity                       70%                 71%        63%
Fixed Income                      30%                 27%        34%
Cash                              --                   2%         3%
                           -------------------------------------------
  Total                          100%                100%       100%
----------------------------------------------------------------------

The company's other postretirement benefit plans, which are distinct from other postretirement benefit plans included in Sempra Energy's pension trust (see above), are funded by cash contributions from the company and the retirees. The asset allocation is designed to match the long-term growth of the plan's liability. This plan is managed using 100% index funds.

Future Payments

The company expects to contribute $1 million to the pension plan and $55 million to its other postretirement benefit plans in 2004.

The following table reflects the total benefits expected to be paid to current employees and retirees from the plans or from the company's assets, including both the company's share of the benefit cost and, where applicable, the participants' share of the costs, which is funded by participant contributions to the plans.

                                                      Other
(Dollars in millions)       Pension Benefits    Postretirement Benefits
-----------------------------------------------------------------------
2004                             $  98                $  27
2005                             $ 103                $  32
2006                             $ 107                $  35
2007                             $ 113                $  37
2008                             $ 118                $  39
Thereafter                       $ 669                $ 219

Savings Plan

The company offers trusteed savings plan to all eligible employees. Eligibility to participate in the plan is immediate for salary deferrals. Employees may contribute, subject to plan provisions, from one percent to 25 percent of their regular earnings. After one year of completed service, the company begins to make matching contributions. Employer contributions are equal to 50 percent of the first 6 percent of eligible base salary contributed by employees and, if certain company goals are met, an additional amount related to incentive compensation payments.

Employer contributions are invested in Sempra Energy common stock and must remain so invested until termination of employment or until the employee's attainment of age 55, when they may be transitioned into other investments. At the direction of the employees, the employees' contributions are invested in Sempra Energy stock, mutual funds or institutional trusts. Employer contributions for the SoCalGas plans are partially funded by the Sempra Energy Employee Stock Ownership Plan and Trust. Company contributions to the savings plan were $9 million in 2003, $8 million in 2002 and $7 million in 2001.

NOTE 6. STOCK-BASED COMPENSATION

Sempra Energy has stock-based compensation plans intended to align employee and shareholder objectives related to the long-term growth of the company. The plans permit a wide variety of stock-based awards, including nonqualified stock options, incentive stock options, restricted stock, stock appreciation rights, performance awards, stock payments and dividend equivalents.

In 1995, SFAS 123, "Accounting for Stock-Based Compensation," was issued. It encourages a fair-value-based method of accounting for stock-based compensation. As permitted by SFAS 123, Sempra Energy and its subsidiaries adopted only its disclosure requirements and continue to account for stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion 25. See additional discussion of SFAS 148, the amendment to SFAS 123, in Note 1.

The subsidiaries record an expense for the plans to the extent that subsidiary employees participate in the plans, or that subsidiaries are allocated a portion of Sempra Energy's costs of the plans. PE recorded expenses of $9 million, $1 million and $3 million in 2003, 2002 and 2001, respectively.

NOTE 7. FINANCIAL INSTRUMENTS

Fair Value

The fair values of certain of the company's financial instruments (cash, temporary investments, notes receivable, dividends payable, and customer deposits) approximate their carrying amounts. The following table provides the carrying amounts and fair values of the remaining financial instruments at December 31:

(Dollars in millions)                        2003                    2002
-------------------------------------------------------------------------------
                                      Carrying    Fair        Carrying    Fair
                                       Amount    Value         Amount    Value
-------------------------------------------------------------------------------
First mortgage bonds                    $ 925     $ 925         $ 750     $ 763
Other long-term debt                       13        10            83        76
                                       ------    ------        ------    ------
   Total long-term debt                 $ 938     $ 935         $ 833     $ 839
                                       ----------------------------------------
PE:
  Preferred stock                       $  80     $  65         $  80     $  53
  Preferred stock of subsidiary            20        19            20        17
                                       ------    ------        ------    ------
                                        $ 100     $  84         $ 100     $  70
-------------------------------------------------------------------------------
SoCalGas:
  Preferred stock                       $  22     $  20         $  22     $  18
-------------------------------------------------------------------------------

The fair values of long-term debt and preferred stock were estimated based on quoted market prices for them or for similar issues.

Accounting for Derivative Instruments and Hedging Activities

The company follows the guidance of SFAS 133 and related amendments SFAS 138 and 149 (collectively SFAS 133) to account for its derivative instruments and hedging activities. Derivative instruments and related hedges are recognized as either assets or liabilities on the balance sheet, measured at fair value. Changes in the fair value of derivatives are recognized in earnings in the period of change unless the derivative qualifies as an effective hedge that offsets certain exposure.

SFAS 133 provides for hedge accounting treatment when certain criteria are met. For derivative instruments designated as fair value hedges, the gain or loss is recognized in earnings in the period of change together with the offsetting gain or loss on the hedged item attributable to the risk being hedged. For derivative instruments designated as cash flow hedges, the effective portion of the derivative gain or loss is included in other comprehensive income, but not reflected in the Statements of Consolidated Income until the corresponding hedged transaction is settled. The ineffective portion is reported in earnings immediately. There was no effect on other comprehensive income for the year ended December 31, 2003. For the year ended December 31, 2002 the effect was not material. In instances where derivatives do not qualify for hedge accounting, gains and losses are recorded in the Statements of Consolidated Income.

The company utilizes natural gas derivatives to manage commodity price risk associated with servicing their load requirements. These contracts allow the company to predict with greater certainty the effective prices to be received by the company and the prices to be charged to its customers. The use of derivative financial instruments is subject to certain limitations imposed by company policy and regulatory requirements. The company classifies its forward contracts as follows:

Contracts that meet the definition of normal purchase and sales generally are long-term contracts that are settled by physical delivery and, therefore, are eligible for the normal purchases and sales exception of SFAS 133. The contracts are accounted for under accrual accounting and recorded in Revenues or Cost of Natural Gas in the Statement of Consolidated Income when physical delivery occurs. Due to the adoption of SFAS 149, the company has determined that its natural gas contracts entered into after June 30, 2003 generally do not qualify for the normal purchases and sales exception.

Natural Gas Purchases and Sales: The unrealized gains and losses related to these forward contracts are offset against regulatory assets and liabilities on the Consolidated Balance Sheets to the extent derivative gains and losses will be recoverable or payable in future rates. If gains and losses at the California Utilities are not recoverable or payable through future rates, the company applies hedge accounting if certain criteria are met. When a contract no longer meets the requirements of SFAS 133, the unrealized gains and losses and the related regulatory asset or liability will be amortized over the remaining contract life.

The following were recorded in the Consolidated Balance Sheets at December 31 related to derivatives:

(Dollars in millions)                                  2003        2002
-----------------------------------------------------------------------
Fixed-priced contracts and other derivatives:
   Current liabilities                                $  86       $  96
   Noncurrent liabilities                               148         233
                                                      -----       -----
Net liabilities                                       $ 234       $ 329
                                                      =====       =====

Regulatory assets and liabilities related to derivatives held by SoCalGas are as follows:

(Dollars in millions)                                  2003        2002
-----------------------------------------------------------------------
Regulatory assets and liabilities:
   Current regulatory assets                          $  85       $  92
   Noncurrent regulatory assets                         148         233
                                                      -----       -----
Net regulatory assets                                 $ 233       $ 325
                                                      =====       =====

The above had no impact on net income during 2003 and resulted in $3 million of losses in 2002.

Market Risk

The company's policy is to use derivative physical and financial instruments to reduce its exposure to fluctuations in interest rates and commodity prices. Transactions involving these instruments are with major exchanges and other firms believed to be credit-worthy. The use of these instruments exposes the company to market and credit risk, which may at times be concentrated with certain counterparties, although counterparty nonperformance is not anticipated.

Interest-Rate Risk Management

The company periodically enters into interest-rate swap agreements to moderate exposure to interest-rate changes and to lower the overall cost of borrowing. This is described in Note 3.

Energy Contracts

SoCalGas records transactions for natural gas contracts in Cost of Natural Gas in the Statements of Consolidated Income. For open contracts not expected to result in physical delivery, changes in market value of the contracts are recorded in this account during the period the contracts are open, with an offsetting entry to a regulatory asset or liability. The majority of the company's contracts result in physical delivery.

NOTE 8.  PREFERRED STOCK

Preferred Stock of Southern California Gas Company
-----------------------------------------------------------------
                                                     December 31,
(Dollars in millions)                               2003     2002
-----------------------------------------------------------------
  $25 par value, authorized 1,000,000 shares
    6% Series, 28,041 shares outstanding            $  1    $  1
    6% Series A, 783,032 shares outstanding           19      19
  Without par value, authorized 10,000,000 shares     --      --
                                                  --------------
                                                    $ 20    $ 20
----------------------------------------------------------------

None of SoCalGas' preferred stock is callable. All series have one vote per share and cumulative preferences as to dividends, and have a liquidation value of $25 per share plus any unpaid dividends.

Preferred Stock of Pacific Enterprises
-----------------------------------------------------------------------------
                                                                December 31,
(Dollars in millions, except call price)      Call Price       2003     2002
-----------------------------------------------------------------------------
  $4.75 Dividend, 200,000 shares outstanding   $ 100.00       $  20    $  20
  $4.50 Dividend, 300,000 shares outstanding   $ 100.00          30       30
  $4.40 Dividend, 100,000 shares outstanding   $ 101.50          10       10
  $4.36 Dividend, 200,000 shares outstanding   $ 101.00          20       20
  $4.75 Dividend, 253 shares outstanding       $ 101.00          --       --
                                                           ------------------
      Total preferred stock                                   $  80    $  80
-----------------------------------------------------------------------------

PE is authorized to issue 15,000,000 shares of preferred stock without par value. The preferred stock is subject to redemption at PE's option at any time upon not less than 30 days' notice, at the applicable redemption price for each series, together with unpaid dividends. All series have one vote per share and cumulative preferences as to dividends, and have a liquidation value of $100 per share plus any unpaid dividends.

NOTE 9.  REGULATORY MATTERS

Natural Gas Industry Restructuring

In December 2001 the CPUC issued a decision related to natural gas industry restructuring (GIR), with implementation anticipated during 2002. On January 12, 2004, after many delays and changes, an administrative Law Judge issued a proposed decision that would implement the 2001 decision. The proposed decision would result in revising noncore balancing account treatment to exclude the balancing of SoCalGas' transmission costs; other noncore costs/revenues would continue to be fully balanced until the decision in the next Biennial Cost Allocation Proceeding (BCAP) (see below). On February 11, 2004, a member of the CPUC issued an alternative decision that would vacate the December 2001 decision and defer GIR matters to the Natural Gas Market Order Instituting Ratemaking (OIR)(see below). A CPUC decision could be issued in March 2004.

Natural Gas Market OIR

The OIR concerning the Natural Gas Market was approved on January 22, 2004, and will be addressed in two concurrent phases. The schedule calls for a Phase I decision by summer 2004 and a Phase II decision by the end of 2004. In Phase I the CPUC's objective is to develop a process enabling the CPUC to review and pre-approve new interstate capacity contracts before they are executed. In addition, the California Utilities must submit proposals on any liquefied natural gas project to which interconnection is planned, providing costs and terms, including access to the pipelines in Mexico. Phase II will primarily address emergency reserves and ratemaking policies. The OIR invites proposals on how utilities should provide emergency reserves consisting of slack intrastate pipeline capacity, contracts for additional capacity on the interstate pipelines and an emergency supply of natural gas storage. The CPUC's objective in the ratemaking policy component of Phase II is to identify and propose changes to policies that create incentives that are consistent with the goal of providing adequate and reliable long-term supplies and that do not conflict with energy efficiency programs. The focus of the Gas OIR is 2006 to 2016. Since GIR (see above) would end in August 2006 and there is overlap between GIR and the Gas OIR issues, a number of parties (including SoCalGas) are advising the CPUC not to implement GIR.

The company believes that regulation needs to consider sufficiently the adequacy and diversity of supplies to California, transportation infrastructure and cost recovery thereof, hedging opportunities to reduce cost volatility, and programs to encourage and reward conservation.

Cost of Service

The California Utilities have filed cost of service applications with the CPUC, seeking rate increases reflecting forecasts of 2004 capital and operating costs. SoCalGas is requesting revenue increases of $45 million. The CPUC's Office of Ratepayer Advocates (ORA) filed its prepared testimony on the applications in August 2003, recommending numerous rate decreases that would reduce annual revenues by $121 million from their current level. The Utility Reform Network has proposed rates for SoCalGas that would reduce annual revenues by $178 million from their current level. Hearings concluded in November 2003. On December 19, 2003, settlements were filed with the CPUC that, if approved, would resolve most of the cost of service issues. The SoCalGas settlement was signed by SoCalGas and all parties active in its application. The CPUC adopted a schedule for briefing and commenting on the proposed settlements that concluded on February 19, 2004. The SoCalGas settlement would reduce rates by $33 million from 2003 rates. The CPUC may accept one or both of the settlements or may adopt an outcome differing from both of the settlements. Resolution is likely in the second quarter of 2004.

On December 18, 2003, the CPUC issued a decision that creates memorandum accounts as of January 1, 2004, to record the difference between actual revenues and those that are later authorized in the CPUC's final decision in this case. The difference would then be amortized in rates. The California Utilities have also filed for continuation through 2004 of existing performance-based regulation
(PBR) mechanisms for service quality and safety that would otherwise expire at the end of 2003. In January 2004, the CPUC issued a decision that extended 2003 service and safety targets through 2004, but deferred action on applying any rewards or penalties for performance relative to these targets to a decision to be issued later in 2004 in a second phase of these applications discussed below.

The CPUC has established a procedural schedule for the second phase of these applications, addressing issues related to PBR (see below). The procedural schedule calls for hearings to be held in June 2004, with a decision during 2004. The scope of the second phase includes: (a) a formula for setting authorized cost of service for 2005 and succeeding years until the next full cost of service proceeding is scheduled; (b) whether and how rates should be adjusted if earned returns vary from authorized returns; and (c) prospective targets and rewards/penalties for service quality and safety.

An October 2001 decision denied the California Utilities' request to continue equal sharing between ratepayers and shareholders of the estimated savings for the 1998 business combination that created Sempra Energy and, instead, ordered that all of the estimated 2003 merger savings go to ratepayers. In 2002, merger savings to shareholders for the fourth quarter and for the year were $4 million and $17 million, respectively. Pursuant to the decision, SoCalGas will return the 2003 merger savings related to natural gas operations of $83 million to ratepayers over a twelve-month period beginning January 1, 2004.

Performance-Based Regulation

To promote efficient operations and improved productivity and to move away from reasonableness reviews and disallowances, the CPUC adopted PBR for SoCalGas effective in 1997. PBR has resulted in modification to the general rate case and certain other regulatory proceedings for SoCalGas. Under PBR, regulators require future income potential to be tied to achieving or exceeding specific performance and productivity goals, rather than relying solely on expanding utility plant to increase earnings.

PBR consists of three primary components. The first is a mechanism to adjust rates in years between general rate cases or cost of service cases. Similar to the pre-PBR Attrition Proceeding, it annually adjusts general rates from those of the prior year to provide for inflation, changes in the number of customers and efficiencies.

The second component is a mechanism whereby any earnings in excess of those authorized plus a narrow band above that are shared with customers in varying degrees depending upon the amount of the additional earnings.

The third component consists of a series of measures of utility performance. Generally, if performance is outside of a band around the specified benchmark, the utility is rewarded or penalized certain dollar amounts.

The three areas that are eligible for PBR rewards or penalties are operational incentives based on measurements of safety, reliability and customer satisfaction; demand-side management (DSM) rewards based on the effectiveness of the programs; and natural gas procurement rewards or penalties. The CPUC is also considering a new reward/penalty related to electricity procurement, now that the utilities are resuming this activity. However, as noted under Cost of Service, Phase II of the California Utilities' current cost of service proceeding is not scheduled for completion until late 2004. As a result, it is possible that some or all of the safety, reliability and customer satisfaction incentive mechanisms (i.e., those that are reviewed in the cost of service proceeding) would not be in effect for 2004. Even if that were to occur, it is not expected that the effect would be other than a one-year moratorium on the mechanisms.

The Gas Cost Incentive Mechanism (GCIM) allows SoCalGas to receive a share of the savings it achieves by buying natural gas for customers below monthly benchmarks. The mechanism permits full recovery of all costs within a tolerance band above the benchmark price and refunds savings within a tolerance band below the benchmark price. The costs outside the tolerance band are shared between customers and shareholders.

Since the 1990s, investor-owned utilities (IOUs) have been eligible to earn awards for implementing and administering energy conservation and efficiency programs. The California Utilities have offered these programs to customers and have consistently achieved significant earnings from the program. On October 16, 2003, the CPUC issued a decision that the pre-1998 DSM earnings proceeding would not be reopened, leaving the earnings mechanism unchanged. The CPUC may adjust amounts determined pursuant to the earnings mechanism consistent with the application of known, standard measurement and verification protocols.

The CPUC has consolidated the 2000, 2001 and 2002 award applications. The 2003 award applications were filed on May 1, 2003. On May 2, 2003, the CPUC released Requests for Proposals to conduct a review of the IOUs' studies and reported program milestones/accomplishments used as the basis for the awards claims and program expenditures. The review should be completed in the second quarter of 2004. Additionally, the low-income awards will be subject to an independent review expected to commence in 2005. The majority of the outstanding claims are on hold pending completion of the independent review.

Incentive Awards Approved in 2003

PBR and GCIM rewards are not included in the company's earnings before CPUC approval is received. The following table reflects awards approved in 2003 (dollars in millions):

     Program
     -----------------------------------
     GCIM Year 7                 $ 30.8
     GCIM Year 8                   17.4
     Employee Safety PBR 2000       0.1
     Employee Safety PBR 2001       0.5
     Employee Safety PBR 2002       0.5
     -----------------------------------
     Total                       $ 49.3
     ===================================

Pending Incentive Awards

At December 31, 2003, the following performance incentives were pending CPUC approval and, therefore, were not included in the company's earnings (dollars in millions):

     Program
     -----------------------------------
     GCIM Year 9                 $  6.3
     DSM/Energy Efficiency*         9.8
     -----------------------------------
     Total                       $ 16.1
     ===================================

* Dollar amounts shown do not include interest, franchise fees or uncollectible amounts.

Cost of Capital

Effective January 1, 2003, SoCalGas' authorized rate of return on common equity (ROE) is 10.82 percent and its return on ratebase is 8.68 percent. These rates will continue to be effective until market interest-rate changes are large enough to trigger an automatic adjustment or until the CPUC orders a periodic review.

SoCalGas' automatic adjustment mechanism provides for a trigger in any month when the 12-month trailing average of 30-year Treasury bond rates varies by greater than 150 basis points from the benchmark, and the current Global Insight forecast of the 30-year Treasury bond rate 12 months ahead varies by greater than 150 basis points from the benchmark. When these criteria are met, SoCalGas' authorized ROE is adjusted by one-half of the difference between the trailing 12-month average and the benchmark, and the embedded costs of debt and preferred equity are adjusted to current levels. Any time an automatic adjustment occurs, the new trailing 12-month average becomes the new benchmark. The benchmark is currently 5.38 percent, the 12-month trailing average of the 30-year Treasury bond as of October 2002. At December 31, 2003, the 12-month average of the 30-year Treasury bond was 4.92 percent and the estimated Global Insight year-ahead forecast was 5.90 percent and, therefore, no triggering has occurred. The rates have not changed significantly since then.

Border Price Investigation

In November 2002, the CPUC instituted an investigation into the Southern California natural gas market and the price of natural gas delivered to the California-Arizona border between March 2000 and May 2001. If the investigation determines that the conduct of any party to the investigation contributed to the natural gas price spikes, the CPUC may modify the party's natural gas procurement incentive mechanism, reduce the amount of any shareholder award for the period involved, and/or order the party to issue a refund to ratepayers. On December 10, 2003, Southern California Edison filed testimony alleging that SoCalGas significantly contributed to the price spikes and exercised market power and recommended to the CPUC that SoCalGas divest its storage assets and revise its GCIM to an incentive mechanism that would simply reward SoCalGas if it managed to procure natural gas supplies in the producing basins at a price below market. Hearings are scheduled to begin in late March 2004 with a decision expected by late 2004. The company believes that the CPUC will find that SoCalGas acted in the best interests of its core customers.

Biennial Cost Allocation Proceeding

The BCAP determines the allocation of authorized costs between customer classes for natural gas transportation service provided by the company and adjusts rates to reflect variances in customer demand as compared to the forecasts previously used in establishing transportation rates. SoCalGas filed with the CPUC its 2005 BCAP application in September 2003, requesting updated transportation rates effective January 1, 2005. The most recent BCAP decision allocating the California Utilities non-commodity natural gas costs of service and revising their respective natural gas transportation rates and rate designs was issued in April 2000 and is still in effect. In November 2003, an Assigned Commissioner Ruling delayed the current BCAP applications until a decision is issued in the GIR implementation proceeding discussed above. As a result, SoCalGas is required to amend its BCAP application within 21 days of a decision in the GIR. As a result of the deferrals and the forecasted significant decline in noncore gas throughput on SoCalGas' system, in December 2002 the CPUC issued a decision approving 100 percent balancing account protection for SoCalGas' risk on local transmission and distribution revenues from January 1, 2003 until the CPUC issues its next BCAP decision. SoCalGas is seeking to continue this balancing account protection through 2006. A CPUC decision on GIR could result in revising noncore balancing account treatment to exclude the balancing of transmission costs; other noncore costs/revenues would continue to be fully balanced until the BCAP decision.

CPUC Investigation of Energy-Utility Holding Companies

The CPUC has initiated an investigation into the relationship between California's IOUs and their parent holding companies. Among the matters to be considered in the investigation are utility dividend policies and practices and obligations of the holding companies to provide financial support for utility operations under the agreements with the CPUC permitting the formation of the holding companies. In January 2002 the CPUC issued a decision to clarify under what circumstances, if any, a holding company would be required to provide financial support to its utility subsidiaries. The CPUC broadly determined that it would require the holding company to provide cash to a utility subsidiary to cover its operating expenses and working capital to the extent they are not adequately funded through retail rates. This would be in addition to the requirement of holding companies to cover their utility subsidiaries' capital requirements, as the IOUs have previously acknowledged in connection with the holding companies' formations. In January 2002 the CPUC ruled on jurisdictional issues, deciding that it had jurisdiction to create the holding company system and, therefore, retains jurisdiction to enforce conditions to which the holding companies had agreed. The company's request for rehearing on the issues was denied by the CPUC and the company subsequently filed appeals in the California Court of Appeal. On November 26, 2003 the California Court of Appeal agreed to hear the company's appeal. Oral argument is set for March 5, 2004.

CPUC Investigation of Compliance with Affiliate Rules

In February 2003, the CPUC opened an investigation of the business activities of SDG&E, SoCalGas and Sempra Energy to determine if they have complied with statutes and CPUC decisions in the management, oversight and operations of their companies. In September 2003, the CPUC suspended the procedural schedule until it completes an independent audit to evaluate energy-related holding company systems and affiliate activities undertaken by Sempra Energy within the service territories of SDG&E and SoCalGas. The audit will cover the years 1997 through 2003, is expected to commence in March 2004 and should be completed by the end of 2004. The scope of the audit will be broader than the annual affiliate audit. In accordance with existing CPUC requirements, the California Utilities' transactions with other Sempra Energy affiliates have been audited by an independent auditing firm each year, with results reported to the CPUC, and there have been no material adverse findings in those audits.

FERC Standards of Conduct

On November 25, 2003, the FERC established standards of conduct governing the relationship between transmission providers and their energy affiliates. They broaden the definition of an energy affiliate. Under the standards, SDG&E is a transmission provider and SoCalGas is an energy affiliate of SDG&E. The standards require transmission providers to offer service to all customers on a non-discriminatory basis.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Natural Gas Contracts

SoCalGas buys natural gas under short-term contracts. Short-term purchases are from various suppliers and are primarily based on monthly spot-market prices. SoCalGas transports natural gas under long-term firm pipeline capacity agreements that provide for annual reservation charges, which are recovered in rates. SoCalGas has commitments with pipeline companies for firm pipeline capacity under contracts that expire at various dates through 2007.

At December 31, 2003, the future minimum payments under natural gas storage and transportation contracts were:

---------------------------------------------------------------------
                                             Natural
(Dollars in millions)      Transportation        Gas            Total
---------------------------------------------------------------------
2004                           $  200         $  633           $  833
2005                              191              3              194
2006                              104              3              107
2007                                2              2                4
2008                               --              3                3
Thereafter                         --             --               --
                          -------------------------------------------
Total minimum payments         $  497         $  644          $ 1,141
---------------------------------------------------------------------

Total payments under natural gas contracts were $1.8 billion in 2003, $1.2 billion in 2002 and $2.1 billion in 2001.

Leases

PE and SoCalGas have operating leases on real and personal property expiring at various dates from 2004 to 2030. Certain leases on office facilities contain escalation clauses requiring annual increases in rent ranging from 3 percent to 5 percent. The rentals payable under these leases are determined on both fixed and percentage bases, and most leases contain extension options which are exercisable by the companies.

At December 31, 2003, the minimum rental commitments payable in future years under all noncancellable leases were as follows:

-----------------------------------------------------------------
(Dollars in millions)                           PE      SoCalGas
-----------------------------------------------------------------
2004                                         $   56     $   43
2005                                             55         42
2006                                             54         41
2007                                             58         45
2008                                             58         44
Thereafter                                      151        130
                                            ---------------------
Total future rental commitments              $  432     $  345
-----------------------------------------------------------------

In connection with the quasi-reorganization described in Note 1, PE recorded liabilities of $102 million to adjust to fair value the operating leases related to its headquarters and other facilities at December 31, 1992. The remaining amount of these liabilities was $35 million at December 31, 2003. These leases are included in the above table at the amounts provided in the lease.

Rent expense for operating leases totaled $56 million in 2003, $54 million in 2002 and $51 million in 2001, which included rent expense for SoCalGas of $43 million, $42 million and $39 million, respectively.

Environmental Issues

The company's operations are subject to federal, state and local environmental laws and regulations governing hazardous wastes, air and water quality, land use, solid waste disposal and the protection of wildlife. As applicable, appropriate and relevant, these laws and regulations require that the company investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations, including sites at which the company has been identified as a Potentially Responsible Party (PRP) under the federal Superfund laws and comparable state laws. Costs incurred to operate the facilities in compliance with these laws and regulations generally have been recovered in customer rates.

Significant costs incurred to mitigate or prevent future environmental contamination or extend the life, increase the capacity, or improve the safety or efficiency of property utilized in current operations are capitalized. The company's capital expenditures to comply with environmental laws and regulations were $6 million in 2003, $4 million in 2002 and $4 million in 2001. The cost of compliance with these regulations over the next five years is not expected to be significant.

Costs that relate to current operations or an existing condition caused by past operations are generally recorded as a regulatory asset due to the expectation that these costs will be recovered in rates.

The environmental issues currently facing the company or resolved during the latest three-year period include investigation and remediation of its manufactured-gas sites (26 completed as of December 31, 2003 and 16 to be completed), and cleanup of third-party waste-disposal sites used by the company, which has been identified as a PRP (investigations and remediations are continuing).

Environmental liabilities are recorded when the company's liability is probable and the costs are reasonably estimable. In many cases, however, investigations are not yet at a stage where the company has been able to determine whether it is liable or, if the liability is probable, to reasonably estimate the amount or range of amounts of the cost or certain components thereof. Estimates of the company's liability are further subject to other uncertainties, such as the nature and extent of site contamination, evolving remediation standards and imprecise engineering evaluations. The accruals are reviewed periodically and, as investigations and remediation proceed, adjustments are made as necessary. At December 31, 2003, the company's accrued liability for environmental matters was $43.8 million, of which $42.9 million related to manufactured-gas sites, and $0.9 million to waste-disposal sites used by the company (which has been identified as a PRP). The accruals for the manufactured-gas and waste-disposal sites are expected to be paid ratably over the next three years.

Litigation

During 2003, the company recorded $32 million of after-tax charges related to litigation costs and a sublease. Management believes that none of these matters will have further material adverse effect on the company's financial condition or results of operations. Except for the matters referred to below, neither the company nor its subsidiaries are party to, nor is their property the subject of, any material pending legal proceedings other than routine litigation incidental to their businesses.

Antitrust Litigation

Class-action and individual lawsuits filed in 2000 and currently consolidated in San Diego Superior Court seek damages, alleging that Sempra Energy, SoCalGas and SDG&E, along with El Paso Energy Corp. (El
Paso) and several of its affiliates, unlawfully sought to control natural gas and electricity markets. In March 2003, plaintiffs in these cases and the applicable El Paso entities announced that they had reached a $1.5 billion settlement, of which $125 million is allocated to customers of the California Utilities. The Court approved that settlement in December 2003. The proceeding against Sempra Energy and the California Utilities has not been settled and continues to be litigated.

Natural Gas Cases: Similar lawsuits have been filed by the Attorneys General of Arizona and Nevada, alleging that El Paso and certain Sempra Energy subsidiaries unlawfully sought to control the natural gas market in their respective states. In April 2003, Sierra Pacific Resources and its utility subsidiary Nevada Power filed a lawsuit in U.S. District Court in Las Vegas against major natural gas suppliers, including Sempra Energy, the California Utilities and other company subsidiaries, seeking damages resulting from an alleged conspiracy to drive up or control natural gas prices, eliminate competition and increase market volatility, breach of contract and wire fraud. On January 27, 2004, the U.S. District Court dismissed the Sierra Pacific Resources case against all of the defendants, determining that this is a matter for the FERC.

Price Reporting Practices

In the fourth quarter of 2002, Sempra Energy and SoCalGas were named as defendants in a lawsuit filed in Los Angeles Superior Court against various trade publications and other energy companies alleging that energy prices were unlawfully manipulated by defendants' reporting artificially inflated natural gas prices to trade publications. On July 8, 2003, the Superior Court granted the defendants' demurrer on the grounds that the claims contained in the complaint were subject to the Filed Rate Doctrine and were preempted by the Federal Power Act. Plaintiffs filed an amended complaint, and in September 2003 defendants filed a demurrer to the amended complaint, which was granted in part. In December 2003, the plaintiffs dismissed both Sempra Energy and SoCalGas from the lawsuit.

In January 2004, the Commodity Futures Trading Commission (CFTC) issued a subpoena to SoCalGas and Sempra Energy Trading (SET) in connection with the CFTC's "Activities Affecting the Price of Natural Gas in the Fall of 2003" investigation. The company is cooperating with the CFTC in the investigation.

Concentration Of Credit Risk

The company maintains credit policies and systems to manage overall credit risk. These policies include an evaluation of potential counterparties' financial condition and an assignment of credit limits. These credit limits are established based on risk and return considerations under terms customarily available in the industry. SoCalGas grants credit to customers and counterparties, substantially all of whom are located in its service territories, which cover most of Southern California and a portion of central California.

NOTE 11. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                        Quarters ended
                                      ------------------------------------------------
(Dollars in millions)                  March 31   June 30   September 30   December 31
--------------------------------------------------------------------------------------
2003
Operating revenues                     $ 1,008     $ 820        $ 794       $ 922
Operating expenses                         940       768          738         861
                                      ------------------------------------------------
Operating income                       $    68     $  52        $  56       $  61
                                      ------------------------------------------------

Net income                             $    58     $  36        $  52       $  75
Dividends on preferred stock                 1         1            1           1
                                      ------------------------------------------------
Earnings applicable
  to common shares                     $    57     $  35        $  51       $  74
                                      ================================================

2002
Operating revenues                     $   732     $ 670        $ 597       $ 859
Operating expenses                         667       612          534         799
                                      ------------------------------------------------
Operating income                       $    65     $  58        $  63       $  60
                                      ------------------------------------------------

Net income                             $    59     $  50        $  55       $  49
Dividends on preferred stock                 1         1            1           1
                                      ------------------------------------------------
Earnings applicable
  to common shares                     $    58     $  49        $  54       $  48
                                      ================================================

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- Southern
California Gas Company

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Southern California Gas
Company:

We have audited the accompanying consolidated balance sheets of Southern California Gas Company and subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related statements of consolidated income, cash flows and changes in shareholders' equity for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Southern California Gas Company and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.


/S/ DELOITTE & TOUCHE LLP

San Diego, California
February 23, 2004

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(Dollars in millions)
                                                     Years ended December 31,
                                                     2003      2002      2001
                                                   -------   -------   -------
OPERATING REVENUES                                 $ 3,544   $ 2,858   $ 3,716
                                                   -------   -------   -------
OPERATING EXPENSES
  Cost of natural gas                                1,830     1,192     2,117
  Other operating expenses                             954       872       792
  Depreciation                                         289       276       268
  Income taxes                                         142       183       165
  Franchise fees and other taxes                       106        93       101
                                                   -------   -------   -------
    Total operating expenses                         3,321     2,616     3,443
                                                   -------   -------   -------
Operating income                                       223       242       273
                                                   -------   -------   -------

Other income and (deductions)
  Interest income                                       34         5        22
  Regulatory interest - net                              3        (4)      (19)
  Allowance for equity funds used during
     construction                                        9        10         6
  Income taxes on non-operating income                  (8)        5        (4)
  Other - net                                           (6)       (1)       (2)
                                                   -------   -------   -------
    Total                                               32        15         3
                                                   -------   -------   -------
Interest charges
  Long-term debt                                        41        40        63
  Other                                                  7         7         7
  Allowance for borrowed funds used during
     construction                                       (3)       (3)       (2)
                                                   -------   -------   -------
    Total                                               45        44        68
                                                   -------   -------   -------
Net income                                             210       213       208
Preferred dividend requirements                          1         1         1
                                                   -------   -------   -------
Earnings applicable to common shares               $   209   $   212   $   207
                                                   =======   =======   =======

See notes to Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
<caption>                                                       December 31,
                                                          ----------------------
                                                            2003          2002
                                                          --------      --------
ASSETS
Utility plant - at original cost                           $ 7,008       $ 6,701
Accumulated depreciation                                    (2,739)       (2,590)
                                                           -------       -------
      Utility plant - net                                    4,269         4,111
                                                           -------       -------

Current assets:
  Cash and cash equivalents                                     32            22
  Accounts receivable - trade                                  509           458
  Accounts receivable - other                                   35            44
  Interest receivable                                           30            --
  Due from unconsolidated affiliates                            22            81
  Income taxes receivable                                       64            28
  Deferred income taxes                                         --            87
  Regulatory assets arising from fixed-priced contracts
     and other derivatives                                      85            92
  Other regulatory assets                                        8            --
  Inventories                                                   74            76
  Other                                                          9            20
                                                           -------       -------
        Total current assets                                   868           908
                                                           -------       -------
Other assets:
  Regulatory assets arising from fixed-priced contracts
     and other derivatives                                     148           233
  Sundry                                                       127           151
                                                           -------       -------
        Total other assets                                     275           384
                                                           -------       -------
Total assets                                               $ 5,412       $ 5,403
                                                           =======       =======

See notes to Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
<caption>                                                        December 31,
                                                            ----------------------
                                                              2003          2002
                                                            --------      --------
CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock (100 million shares authorized;
     91 million shares outstanding)                          $   866       $   836
  Retained earnings                                              491           482
  Accumulated other comprehensive income (loss)                   (3)           --
                                                             -------       -------
    Total common equity                                        1,354         1,318
  Preferred stock                                                 22            22
                                                             -------       -------
      Total shareholders' equity                               1,376         1,340
  Long-term debt                                                 762           657
                                                             -------       -------
         Total capitalization                                  2,138         1,997
                                                             -------       -------

Current liabilities:
  Accounts payable - trade                                       227           199
  Accounts payable - other                                        44            36
  Due to unconsolidated affiliates                                55            31
  Interest payable                                                18            24
  Deferred income taxes                                           15            --
  Regulatory balancing accounts - net                             86           184
  Regulatory liabilities                                          --            16
  Fixed-price contracts and other derivatives                     86            96
  Current portion of long-term debt                              175           175
  Customer deposits                                               43           108
  Other                                                          262           264
                                                             -------       -------
        Total current liabilities                              1,011         1,133
                                                             -------       -------

Deferred credits and other liabilities:
  Customer advances for construction                              40            37
  Deferred income taxes                                          199           237
  Deferred investment tax credits                                 44            47
  Regulatory liabilities arising from cost
    of removal obligations                                     1,392         1,324
  Regulatory liabilities                                         180           201
  Fixed-price contracts and other derivatives                    148           233
  Deferred credits and other                                     260           194
                                                             -------       -------
        Total deferred credits and other liabilities           2,263         2,273
                                                             -------       -------
Contingencies and commitments (Note 10)

Total liabilities and shareholders' equity                   $ 5,412       $ 5,403
                                                             =======       =======

See notes to Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in millions)
                                                     Years ended December 31,
                                                     2003      2002      2001
                                                   -------   -------   -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                       $   210   $   213   $   208
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                       289       276       268
    Deferred income taxes and investment tax credits    71        32         9
  Changes in other assets                               (4)       12       (12)
  Changes in other liabilities                          (3)        8        12
  Changes in working capital components:
    Accounts receivable                                (44)      (67)      244
    Interest receivable                                (30)       --        --
    Fixed-price contracts and other derivatives         (2)        6        (2)
    Inventories                                          2       (34)       25
    Other current assets                                13        (4)        4
    Accounts payable                                    36        (5)     (171)
    Income taxes                                       (21)      (61)      (58)
    Due to/from affiliates - net                        37        12         5
    Regulatory balancing accounts                      (99)       80      (338)
    Regulatory assets and liabilities                  (24)        1        39
    Customer deposits                                  (64)       66         8
    Other current liabilities                           18        (8)       39
                                                   -------   -------   -------
      Net cash provided by operating activities        385       527       280
                                                   -------   -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                (318)     (331)     (294)
  Loan to affiliate - net                               34       (86)      233
  Net proceeds from sale of assets                       5        --        --
                                                   -------   -------   -------
      Net cash used in investing activities           (279)     (417)      (61)
                                                   -------   -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Dividends paid                                      (201)     (201)     (191)
  Issuance of long-term debt                           500       250        --
  Payments on long-term debt                          (395)     (100)     (270)
  Increase (decrease) in short-term debt                --       (50)       50
                                                   -------   -------   -------
      Net cash used in financing activities            (96)     (101)     (411)
                                                   -------   -------   -------
Increase (decrease) in cash and cash equivalents        10         9      (192)
Cash and cash equivalents, January 1                    22        13       205
                                                   -------   -------   -------
Cash and cash equivalents, December 31             $    32   $    22   $    13
                                                   =======   =======   =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest payments, net of amounts capitalized    $    47   $    36   $    65
                                                   =======   =======   =======
  Income tax payments, net of refunds              $    99   $   206   $   216
                                                   =======   =======   =======
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES
    Assets contributed by Sempra Energy            $    48   $    --   $    --
    Liabilities assumed                                (18)       --        --
                                                   -------   -------   -------
      Net assets contributed by Sempra Energy      $    30   $    --   $    --
                                                   =======   =======   =======
See notes to Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CHANGES IN SHAREHOLDERS' EQUITY
Years ended December 31, 2003, 2002 and 2001
(Dollars in millions)


                                                                                 Accumulated
                                                                                 Other          Total
                                Comprehensive  Preferred    Common    Retained   Comprehensive  Shareholders'
                                Income         Stock        Stock     Earnings   Income(Loss)   Equity
-------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                   $   22      $  835     $  453     $    (1)       $1,309
Net income                            $ 208                              208                       208
Other comprehensive income adjustment     1                                            1             1
                                      -----
Comprehensive income                  $ 209
                                      =====
Preferred stock dividends declared                                        (1)                       (1)
Common stock dividends declared                                         (190)                     (190)
-------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                       22         835        470          --         1,327
Net income/comprehensive income       $ 213                              213                       213
                                      =====
Preferred stock dividends declared                                        (1)                       (1)
Common stock dividends declared                                         (200)                     (200)
Capital contribution                                            1                                    1
-------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002                       22         836        482          --         1,340
Net income                            $ 210                              210                       210
Other comprehensive income
  adjustment - pension                   (3)                                          (3)           (3)
                                      -----
Comprehensive income                  $ 207
                                      =====
Preferred stock dividends declared                                        (1)                       (1)
Common stock dividends declared                                         (200)                     (200)
Capital contribution                                           30                                   30
-------------------------------------------------------------------------------------------------------------
Balance at December 31, 2003                   $   22      $  866     $  491      $   (3)       $1,376
=============================================================================================================

See notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SOUTHERN CALIFORNIA GAS COMPANY

The following notes to Consolidated Financial Statements of Pacific Enterprises are incorporated herein by reference insofar as they relate to Southern California Gas Company:

Note  1 - Significant Accounting Policies
Note  2 - Short-term Borrowings
Note  3 - Long-term debt
Note  6 - Stock-based Compensation
Note  7 - Financial Instruments
Note  9 - Regulatory Matters
Note 10 - Commitments and Contingencies

The following additional notes apply only to Southern California Gas
Company:

NOTE 4. INCOME TAXES

The reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

                                               Years ended December 31,
                                                2003     2002     2001
-----------------------------------------------------------------------
Statutory federal income tax rate               35.0%    35.0%    35.0%
Depreciation                                     6.1      5.1      5.3
State income taxes - net of
  federal income tax benefit                     5.9      7.0      6.7
Tax credits                                     (0.8)    (0.8)    (0.8)
Settlement of Internal Revenue Service audit    (3.1)      --       --
Other - net                                     (1.4)    (0.8)    (1.4)
                                           ----------------------------
    Effective income tax rate                   41.7%    45.5%    44.8%
-----------------------------------------------------------------------

The components of income tax expense are as follows:
---------------------------------------------------------------------
(Dollars in millions)                           2003    2002     2001
----------------------------------------------------------------------
Current:
  Federal                                      $  55   $ 107    $ 126
  State                                           24      39       34
                                             ------------------------
    Total                                         79     146      160
                                             ------------------------
Deferred:
  Federal                                         63      33        8
  State                                           11       2        4
                                             ------------------------
    Total                                         74      35       12
                                             ------------------------
Deferred investment tax credits                   (3)     (3)      (3)
                                             -------------------------
    Total income tax expense                   $ 150   $ 178    $ 169
----------------------------------------------------------------------

On the Statements of Consolidated Income, federal and state income taxes are allocated between operating income and other income. SoCalGas is included in the consolidated income tax return of Sempra Energy and is allocated income tax expense from Sempra Energy in an amount equal to that which would result from SoCalGas' having always filed a separate return.

Accumulated deferred income taxes at December 31 relate to the following:

(Dollars in millions)                              2003        2002
----------------------------------------------------------------------
Deferred tax liabilities:
  Differences in financial and
    tax bases of utility plant                    $ 304       $ 258
  Regulatory balancing accounts                      93          54
  Global settlement                                  15          11
  Loss on reacquired debt                            17          16
  Unbilled revenue                                   --          36
  Other                                              --          23
                                                  --------------------
  Total deferred tax liabilities                    429         398
                                                  --------------------
Deferred tax assets:
  Investment tax credits                             31          32
  Postretirement benefits                            45          56
  Deferred compensation                              14          13
  State income taxes                                 19          20
  Workers compensation                               20          20
  Contingent liabilities                             82         107
  Other                                               4          --
                                                  --------------------
  Total deferred tax assets                         215         248
                                                  --------------------
Net deferred income tax liability                 $ 214       $ 150
----------------------------------------------------------------------

The net deferred income tax liability is recorded on the Consolidated Balance Sheets at December 31 as follows:

(Dollars in millions)                             2003        2002
----------------------------------------------------------------------
Current (asset) liability                         $  15       $ (87)
Noncurrent liability                                199         237
                                                  --------------------
Total                                             $ 214       $ 150
----------------------------------------------------------------------

NOTE 5. EMPLOYEE BENEFIT PLANS

Pension and Other Postretirement Benefits

The company has funded and unfunded noncontributory defined benefit plans that together cover substantially all of its employees. The plans provide defined benefits based on years of service and final average salary.

The company also has other postretirement benefit plans covering substantially all of its employees. The life insurance plans are noncontributory and the health care plans are contributory, with participants' contributions adjusted annually. Other postretirement benefits include retiree life insurance, medical benefits for retirees and their spouses and Medicare Part B reimbursement for certain retirees.

During 2002, the company had amendments reflecting retiree cost of living adjustments, which resulted in an increase in the pension plan benefit obligation of $48 million.

There were no amendments to the company's pension and other postretirement benefit plans in 2003.

December 31 is the measurement date for the pension and other postretirement benefit plans.

The following tables provide a reconciliation of the changes in the plans' projected benefit obligations during the latest two years, the fair value of assets and a statement of the funded status as of the latest two year ends:

                                                                           Other
                                              Pension Benefits    Postretirement Benefits
                                            ---------------------------------------------
(Dollars in millions)                          2003      2002          2003      2002
-----------------------------------------------------------------------------------------
CHANGE IN PROJECTED BENEFIT OBLIGATION:
Net obligation at January 1                 $ 1,368   $ 1,111        $  682    $  457
Service cost                                     27        27            15        10
Interest cost                                    90        86            47        35
Actuarial loss                                  172        98           103       177
Transfer of liability from Sempra Energy          6        91            --        30
Benefits paid                                  (112)      (93)          (27)      (27)
Plan amendments                                  --        48            --        --
                                            ---------------------------------------------
Net obligation at December 31                 1,551     1,368           820       682
                                            ---------------------------------------------

CHANGE IN PLAN ASSETS:
Fair value of plan assets at January 1        1,289     1,452           370       392
Actual return on plan assets                    294      (168)           83       (44)
Employer contributions                            2         1            45        17
Transfer of assets from Sempra Energy            --        97            --        30
Benefit payments                               (112)      (93)          (27)      (27)
Other                                            --        --            --         2
                                            ---------------------------------------------
Fair value of plan assets at December 31      1,473     1,289           471       370
                                            ---------------------------------------------
Benefit obligation net of plan assets
  at December 31                                (78)      (79)         (349)     (312)
Unrecognized net actuarial loss                  71        82           277       235
Unrecognized prior service cost                  71        78            --        --
Unrecognized net transition obligation            1         1            72        80
                                            ---------------------------------------------
Net recorded asset at December 31           $    65    $   82        $   --    $    3
-----------------------------------------------------------------------------------------

The following table provides the amounts recognized on the Consolidated
Balance Sheets (in Noncurrent Sundry Assets) at December 31:

                                                                           Other
                                              Pension Benefits    Postretirement Benefits
                                              -------------------------------------------
(Dollars in millions)                          2003      2002         2003       2002
-----------------------------------------------------------------------------------------
Prepaid benefit cost                          $  78     $  93        $  --      $   3
Accrued benefit cost                            (13)      (11)          --         --
Additional minimum liability                     (6)       --           --         --
Accumulated other comprehensive
  income, pretax                                  6        --           --         --
                                              -------------------------------------------
Net recorded asset                            $  65     $  82        $  --      $   3
-----------------------------------------------------------------------------------------


At December 31, 2003, the company's pension plan had benefit obligations in excess of its plan assets. The following table provides the projected benefit obligation, the accumulated benefit obligation and fair market value of the plan assets at December 31:



                                             Projected Benefit     Accumulated Benefit
                                              Obligation Exceeds     Obligation Exceeds
                                              the Fair Value of       the Fair Value of
                                                 Plan Assets             Plan Assets
                                            ---------------------------------------------
(Dollars in millions)                          2003      2002         2003       2002
-----------------------------------------------------------------------------------------
Projected benefit obligation                $ 1,551   $ 1,368         $ 25       $ 13
Accumulated benefit obligation              $ 1,354   $ 1,177         $ 20       $ 12
Fair value of plan assets                   $ 1,473   $ 1,289         $ --       $ --

The following table provides the components of net periodic benefit costs for the years ended December 31:

                                                                           Other
                                          Pension Benefits        Postretirement Benefits
                                       --------------------------------------------------
(Dollars in millions)                   2003    2002    2001        2003    2002    2001
-----------------------------------------------------------------------------------------
Service cost                           $  27   $  27   $  25       $  15   $  10   $   9
Interest cost                             90      86      78          47      35      32
Expected return on assets               (107)   (130)   (129)        (32)    (35)    (34)
Amortization of:
  Transition obligation                    1       1       1           8       8       8
  Prior service cost                       6       4       3          --      --      --
  Actuarial (gain) loss                    1     (19)    (28)          9      --      (3)
Regulatory adjustment                    (14)     32      51          (4)     24      29
                                       --------------------------------------------------
Total net periodic benefit cost        $   4   $   1   $   1       $  43   $  42   $  41
-----------------------------------------------------------------------------------------

The significant assumptions related to the company's pension and other postretirement benefit plans are as follows:

                                                                           Other
                                               Pension Benefits    Postretirement Benefits
                                               -------------------------------------------
                                               2003      2002         2003       2002
-----------------------------------------------------------------------------------------
WEIGHTED-AVERAGE ASSUMPTIONS USED
 TO DETERMINE BENEFIT OBLIGATION
 AS OF DECEMBER 31:
Discount rate                                  6.00%     6.50%         6.00%     6.50%
Rate of compensation increase                  4.50%     4.50%         4.50%     4.50%

WEIGHTED-AVERAGE ASSUMPTIONS USED
 TO DETERMINE NET PERIODIC BENEFIT
 COSTS FOR YEARS ENDED DECEMBER 31:
Discount rate                                  6.50%     7.25%         6.50%     7.25%
Expected return on plan assets                 7.50%     8.00%         7.50%     8.00%
Rate of compensation increase                  4.50%     4.50%         4.50%     4.50%
----------------------------------------------------------------------------------------

The expected long-term rate of return on plan assets is derived from historical returns for broad asset classes consistent with expectations from a variety of sources, including pension consultants and investment advisors.

                                                  2003             2002
------------------------------------------------------------------------
ASSUMED HEALTH CARE COST
  TREND RATES AT DECEMBER 31:
Health-care cost trend rate                      30.00%(1)         7.00%
Rate to which the cost trend rate is assumed to
  decline (the ultimate trend)                    5.50%            6.50%
Year that the rate reaches the ultimate trend      2008             2004
------------------------------------------------------------------------
(1) This is the weighted average of the increases for all health plans. The 2003 rate for these plans ranged from 15% to 40%.

Assumed health-care cost trend rates have a significant effect on the amounts reported for the health-care plan costs. A one-percent change in assumed health-care cost trend rates would have the following effects:

------------------------------------------------------------------------
(Dollars in millions)                        1% Increase    1% Decrease
------------------------------------------------------------------------
Effect on total of service and interest cost
  components of net periodic postretirement
  health-care benefit cost                       $  12         $   (9)

Effect on the health-care component of the
  accumulated other postretirement
  benefit obligation                             $ 141         $ (112)
------------------------------------------------------------------------

Pension Plan Investment Strategy

The asset allocation for Sempra Energy's pension trust (which includes SoCalGas' pension plan and other postretirement benefit plans, except for the plans described below) at December 31, 2003 and 2002 and the target allocation for 2004 by asset categories are as follows:

                                Target             Percentage of Plan
                              Allocation          Assets at December 31
                            -------------------------------------------
Asset Category                    2004                2003       2002
-----------------------------------------------------------------------
U.S. Equity                        45%                 45%        44%
Foreign Equity                     25%                 30%        26%
Fixed Income                       30%                 25%        30%
                            -------------------------------------------
  Total                           100%                100%       100%
-----------------------------------------------------------------------

The company's investment strategy is to stay fully invested at all times and maintain its strategic asset allocation, keeping the investment structure relatively simple. The equity portfolio is balanced to maintain risk characteristics similar to the S&P 1500 with respect to market capitalization, industry and sector exposures. The foreign equity portfolios are managed to track the MSCI Europe, Pacific Rim and Emerging Markets indexes. Bond portfolios are managed with respect to the Lehman Aggregate Index. The plan does not invest in Sempra Energy securities.

Investment Strategy for Other Postretirement Benefit Plans

The asset allocation for the company's other postretirement benefit plans at December 31, 2003 and 2002 and the target allocation for 2004 by asset categories are as follows:

                                Target             Percentage of Plan
                              Allocation          Assets at December 31
                            -------------------------------------------
Asset Category                    2004                2003       2002
-----------------------------------------------------------------------
U.S. Equity                        70%                 71%        63%
Fixed Income                       30%                 27%        34%
Cash                               --                   2%         3%
                            -------------------------------------------
  Total                           100%                100%       100%
-----------------------------------------------------------------------

The company's other postretirement benefit plans, which are distinct from other postretirement benefit plans included in Sempra Energy's pension trust (see above), are funded by cash contributions from the company and the retirees. The asset allocation is designed to match the long-term growth of the plan's liability. This plan is managed using 100% index funds.

Future Payments

The company expects to contribute $1 million to the pension plan and $55 million to its other postretirement benefit plans in 2004

The following table reflects the total benefits expected to be paid to current employees and retirees from the plans or from the company's assets, including both the company's share of the benefit cost and, where applicable, the participants' share of the costs, which is funded by participant contributions to the plans.

                                                        Other
(Dollars in millions)       Pension Benefits    Postretirement Benefits
-----------------------------------------------------------------------
2004                              $  98                $  27
2005                              $ 103                $  32
2006                              $ 107                $  35
2007                              $ 113                $  37
2008                              $ 118                $  39
Thereafter                        $ 669                $ 219

Savings Plan

The company offers trusteed savings plan to all eligible employees. Eligibility to participate in the plan is immediate for salary deferrals. Employees may contribute, subject to plan provisions, from one percent to 25 percent of their regular earnings. After one year of completed service, the company begins to make matching contributions. Employer contributions are equal to 50 percent of the first 6 percent of eligible base salary contributed by employees and, if certain company goals are met, an additional amount related to incentive compensation payments.

Employer contributions are invested in Sempra Energy common stock and must remain so invested until termination of employment or until the employee's attainment of age 55, when they may be transitioned into other investments. At the direction of the employees, the employees' contributions are invested in Sempra Energy stock, mutual funds or institutional trusts. Employer contributions for the SoCalGas plans are partially funded by the Sempra Energy Employee Stock Ownership Plan and Trust. Company contributions to the savings plans were $9 million in 2003, $8 million in 2002 and $7 million in 2001.

NOTE 8.  PREFERRED STOCK

------------------------------------------------------------------
                                                     December 31,
(Dollars in millions)                               2003     2002
------------------------------------------------------------------
  $25 par value, authorized 1,000,000 shares
    6% Series, 79,011 shares outstanding           $   3    $   3
    6% Series A, 783,032 shares outstanding           19       19
  Without par value, authorized 10,000,000 shares     --       --
                                                  ---------------
     Total preferred stock                         $  22    $  22
-----------------------------------------------------------------

None of SoCalGas' preferred stock is callable. All series have one vote per share and cumulative preferences as to dividends, and have a liquidation value of $25 per share plus any unpaid dividends.

NOTE 11. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                        Quarters ended
                                      ------------------------------------------------
(Dollars in millions)                  March 31   June 30   September 30   December 31
--------------------------------------------------------------------------------------
2003
Operating revenues                     $ 1,008      $ 820       $ 794       $   922
Operating expenses                         938        772         736           875
                                      ------------------------------------------------
Operating income                       $    70      $  48       $  58       $    47
                                      ------------------------------------------------

Net income                             $    58      $  38       $  53       $    61
Dividends on preferred stock                --          1          --            --
                                      ------------------------------------------------
Earnings applicable
  to common shares                     $    58      $  37       $  53       $    61
                                      ================================================

2002
Operating revenues                     $   732      $ 670       $ 597       $   859
Operating expenses                         665        612         533           806
                                       -----------------------------------------------
Operating income                       $    67      $  58       $  64       $    53
                                      ------------------------------------------------

Net income                             $    60      $  52       $  56       $    45
Dividends on preferred stock                --          1          --            --
                                      ------------------------------------------------
Earnings applicable
  to common shares                     $    60      $  51       $  56       $    45
                                      ================================================


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.  CONTROLS AND PROCEDURES

The companies have designed and maintain disclosure controls and procedures to ensure that information required to be disclosed in the companies' reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to the companies' management, including their Chief Executive Officers and Chief Financial Officers, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating these controls and procedures, management recognizes that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives and necessarily applies judgment in evaluating the cost-benefit relationship of other possible controls and procedures.

Under the supervision and with the participation of management, including the Chief Executive Officers and the Chief Financial Officers, the companies as of December 31, 2003 have evaluated the effectiveness of the design and operation of the companies' disclosure controls and procedures. Based on that evaluation, the companies' Chief Executive Officers and Chief Financial Officers have concluded that the controls and procedures are effective.

There have been no significant changes in the companies' internal controls or in other factors that could significantly affect the internal controls subsequent to the date the companies completed their evaluations.

                             PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required on Identification of Directors is incorporated by reference from "Election of Directors" in the Information Statement prepared for the May 2004 annual meeting of shareholders. The information required on the companies' executive officers is set forth below.

EXECUTIVE OFFICERS OF THE REGISTRANT
Name                        Age*    Position
-------------------------------------------------------------------
Pacific Enterprises --

Stephen L. Baum              62     Chairman, Chief Executive
                                    Officer and President

M. Javade Chaudhri           51     Executive Vice President and
                                    General Counsel

Neal E. Schmale              57     Executive Vice President and
                                    Chief Financial Officer

Frank H. Ault                59     Senior Vice President and
                                    Controller

Charles A. McMonagle         53     Vice President and Treasurer

Thomas C. Sanger             60     Corporate Secretary

Southern California Gas Company --

Edwin A. Guiles              54     Chairman and Chief Executive
                                    Officer

Debra L. Reed                47     President and Chief Financial
                                    Officer

Steven D. Davis              47     Senior Vice President, Customer
                                    Service and External Relations

Margot A. Kyd                50     Senior Vice President, Corporate
                                    Business Solutions

Roy M. Rawlings              59     Senior Vice President,
                                    Distribution Operations

William L. Reed              51     Senior Vice President, Regulatory
                                    Affairs

Lee M. Stewart               58     Senior Vice President, Gas
                                    Transmission

Terry M. Fleskes             47     Vice President and Controller

*  As of December 31, 2003.

Each Executive Officer has been an officer or employee of Sempra Energy or one of its subsidiaries for more than five years, with the exception of Mr. Chaudhri. Prior to joining the company in 2003, Mr. Chaudhri was Senior Vice President and General Counsel of Gateway, Inc. Each executive officer of Southern California Gas Company holds the same position at San Diego Gas & Electric Company.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from "Election of Directors" and "Executive Compensation" in the Information Statement prepared for the May 2004 annual meeting of shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The security ownership information required by Item 12 is incorporated by reference from "Share Ownership" in the Information Statement prepared for the May 2004 annual meeting of shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services as required by Item 14 is incorporated by reference from "Proposal 3:
Ratification of Independent Auditors" in the Proxy Statement prepared for the May 2004 annual meeting of shareholders.

                                PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

1. Financial statements
                                                               Page in
                                                            This Report
Independent Auditors' Report for Pacific Enterprises . . . . . . . . 28

Pacific Enterprises Statements of Consolidated Income
  for the years ended December 31, 2003, 2002 and 2001 . . . . . . . 29

Pacific Enterprises Consolidated Balance Sheets
  at December 31, 2003 and 2002. . . . . . . . . . . . . . . . . . . 30

Pacific Enterprises Statements of Consolidated Cash Flows
  for the years ended December 31, 2003, 2002 and 2001 . . . . . . . 32

Pacific Enterprises Statements of Consolidated Changes in
  Shareholders' Equity for the years ended
  December 31, 2003, 2002 and 2001 . . . . . . . . . . . . . . . . . 33

Pacific Enterprises Notes to Consolidated
  Financial Statements . . . . . . . . . . . . . . . . . . . . . . . 34

Independent Auditors' Report for Southern California Gas
  Company. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 66

SoCalGas Statements of Consolidated Income for the years
  ended December 31, 2003, 2002 and 2001 . . . . . . . . . . . . . . 67

SoCalGas Consolidated Balance Sheets at December 31,
  2003 and 2002. . . . . . . . . . . . . . . . . . . . . . . . . . . 68

SoCalGas Statements of Consolidated Cash Flows for the
  years ended December 31, 2003, 2002 and 2001 . . . . . . . . . . . 70

SoCalGas Statements of Consolidated Changes in
  Shareholders' Equity for the years ended
  December 31, 2003, 2002 and 2001 . . . . . . . . . . . . . . . . . 71

SoCalGas Notes to Consolidated Financial Statements. . . . . . . . . 72

2. Financial statement schedules

The following document may be found in this report at the indicated page number.

Schedule I--Condensed Financial Information of Parent. . . . . . . . 86

Other schedules for which provision is made in Regulation S-X are not required under the instructions contained therein, are inapplicable or the information is included in the Consolidated Financial Statements and notes thereto.

3. Exhibits

See Exhibit Index on page 90 of this report.

(b) Reports on Form 8-K

The following reports on Form 8-K were filed after September 30, 2003:

Current Report on Form 8-K filed November 6, 2003, filing as an exhibit Sempra Energy's press release of November 6, 2003, giving the financial results for the three months ended September 30, 2003.

Current Report on Form 8-K filed December 15, 2003, announcing Southern California Gas Company's sale of $250,000,000 of 4.375-percent First Mortgage Bonds.

Current Report on Form 8-K filed February 24, 2004, filing as an exhibit Sempra Energy's press release of February 24, 2004, giving the financial results for the three months ended December 31, 2003.

INDEPENDENT AUDITORS' CONSENTS AND REPORT ON SCHEDULE


To the Board of Directors and Shareholders of Pacific Enterprises:

We consent to the incorporation by reference in Registration Statement Numbers 2-96782, 33-26357, 2-66833, 2-96781, 33-21908, and 33-54055 on
Form S-8 and Registration Statement Numbers 33-24830, 333-52926, and 33-44338 on Form S-3 of Pacific Enterprises of our report dated February 23, 2004, appearing in the Annual Report on Form 10-K of Pacific Enterprises for the year ended December 31, 2003.

Our audits of the financial statements referred to in our aforementioned report also included the financial statement schedule of Pacific Enterprises listed in Item 15. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/ DELOITTE & TOUCHE LLP

San Diego, California
February 24, 2004



To the Boards of Directors and Shareholders of Southern California Gas
Company:

We consent to the incorporation by reference in Registration Statement Numbers 333-70654, 333-45537, 33-51322, 33-53258, 33-59404, and 33-
52663 on Form S-3 of our report dated February 23, 2004, appearing in the Annual Report on Form 10-K of Southern California Gas Company for the year ended December 31, 2003.

/S/ DELOITTE & TOUCHE LLP

San Diego, California
February 24, 2004

Schedule I -- CONDENSED FINANCIAL INFORMATION OF PARENT

PACIFIC ENTERPRISES

                        Condensed Statements of Income
                            (Dollars in millions)

For the years ended December 31              2003      2002      2001
                                            ------    ------    ------
Interest income                             $    4    $    6    $   18
Expenses, interest and income taxes             (4)        9        23
                                            ------    ------    ------
Income (loss) before subsidiary earnings         8        (3)       (5)
Subsidiary earnings                            209       212       207
                                            ------    ------    ------
Earnings applicable to common shares        $  217    $  209    $  202
                                            ======    ======    ======


                           Condensed Balance Sheets
                            (Dollars in millions)

Balance at December 31                               2003        2002
                                                  --------    --------
Assets:
Current assets                                    $   104     $     71
Investment in subsidiary                            1,354        1,318
Due from affiliates - long-term                       356          419
Deferred charges and other assets                     111           87
                                                  --------    --------
     Total assets                                 $ 1,925     $  1,895
                                                  ========    ========
Liabilities and Shareholders' Equity:
   Due to affiliates                              $    66     $     65
   Other current liabilities                           10           36
                                                  --------    --------
     Total current liabilities                         76          101
Other long-term liabilities                           152          110
Common equity                                       1,617        1,604
Preferred stock                                        80           80
                                                  --------    --------
     Total liabilities and shareholders' equity   $ 1,925     $  1,895
                                                  ========    ========

PACIFIC ENTERPRISES
Schedule 1 (continued)
Condensed Financial Information of Parent

                      Condensed Statements of Cash Flows
                          (Dollars in millions)


For the years ended December 31                    2003     2002     2001
                                                  ------   ------   ------
Net cash provided by (used in)
  operating activities                            $  (9)  $   (5)  $    8
                                                 ------   ------   ------
Dividends received from subsidiaries                200      200      190
                                                 ------   ------   ------
Cash flows provided by investing activities         200      200      190
                                                 ------   ------   ------
Common dividends paid                              (250)    (100)    (190)
Preferred dividends paid                             (4)      (4)      (4)
Due to/from affiliates - net                         63      (91)      --
Other                                                --       --       (4)
                                                 ------   ------   ------
Cash flows used in financing activities            (191)    (195)    (198)
                                                 ------   ------   ------
Change in cash and cash equivalents                  --       --       --
Cash and cash equivalents, January 1                 --       --       --
                                                 ------   ------   ------
Cash and cash equivalents, December 31           $   --   $   --   $   --
                                                 ======   ======   ======

                                                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                          PACIFIC ENTERPRISES


                              By:    /s/ Stephen L. Baum

                                 Stephen L. Baum
                                 Chairman, President
                                 and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name/Title                              Signature                     Date
Principal Executive Officer:
Stephen L. Baum
Chairman, President
and Chief Executive Officer          /s/ Stephen L. Baum        February 23, 2004

Principal Financial Officer:
Neal E. Schmale
Executive Vice President and
Chief Financial Officer              /s/ Neal E. Schmale        February 23, 2004

Principal Accounting Officer:
Frank H. Ault
Senior Vice President and
Controller                           /s/ Frank H. Ault          February 23, 2004

Directors:
Stephen L. Baum, Chairman            /s/ Stephen L. Baum        February 23, 2004



Frank H. Ault, Director              /s/ Frank H. Ault          February 23, 2004


Neal E. Schmale, Director            /s/ Neal E. Schmale        February 23, 2004

                                                                      SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                          SOUTHERN CALIFORNIA GAS COMPANY


                              By:    /s/ Edwin A. Guiles

                                 Edwin A. Guiles
                                 Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name/Title                              Signature                   Date
Principal Executive Officer:
Edwin A. Guiles
Chairman and
Chief Executive Officer              /s/ Edwin A. Guiles       February 23, 2004

Principal Financial Officer:
Debra L. Reed
President and
Chief Financial Officer              /s/ Debra L. Reed         February 23, 2004

Principal Accounting Officer:
Terry M. Fleskes
Vice President and
Controller                           /s/ Terry M. Fleskes      February 23, 2004

Directors:
Edwin A. Guiles, Chairman            /s/ Edwin A. Guiles       February 23, 2004



Debra L. Reed, Director              /s/ Debra L. Reed         February 23, 2004


Frank H. Ault, Director              /s/ Frank H. Ault         February 23, 2004

EXHIBIT INDEX

The Forms 8-K, 10-K and 10-Q referred to herein were filed under Commission File Number 1-14201 (Sempra Energy), Commission File Number 1-40 (Pacific Enterprises) and/or Commission File Number 1-1402
(Southern California Gas Company).

Exhibit 3 -- By-Laws and Articles Of Incorporation

3.01  Articles of Incorporation of Pacific Enterprises (Pacific
      Enterprises 1996 Form 10-K, Exhibit 3.01).

3.02 Restated Bylaws of Pacific Enterprises dated November 6, 2001 (2001 Form 10-K Exhibit 3.02).

3.03 Restated Articles of Incorporation of Southern California Gas Company (Southern California Gas Company 1996 Form 10-K, Exhibit 3.01).

3.04 Restated Bylaws of Southern California Gas Company dated November 6, 2001 (2001 Form 10-K Exhibit 3.04).

Exhibit 4 -- Instruments Defining The Rights Of Security Holders

The Company agrees to furnish a copy of each such instrument to the Commission upon request.

4.01 Specimen Common Stock Certificate of Pacific Enterprises (Pacific Enterprises 1988 Form 10-K, Exhibit 4.01).

4.02 Specimen Preferred Stock Certificates of Pacific Enterprises (Pacific Lighting Corporation 1980 Form 10-K, Exhibit 4.02).

4.03 Specimen Preferred Stock Certificates of Southern California Gas Company (Southern California Gas Company 1980 Form 10-K, Exhibit 4.01).

4.04 First Mortgage Indenture of Southern California Gas Company to American Trust Company dated October 1, 1940 (Registration
      Statement No. 2-4504 filed by Southern California Gas Company on September 16, 1940, Exhibit B-4).

4.05 Supplemental Indenture of Southern California Gas Company to American Trust Company dated as of July 1, 1947 (Registration Statement No. 2-7072 filed by Southern California Gas Company on March 15, 1947, Exhibit B-5).

4.06 Supplemental Indenture of Southern California Gas Company to American Trust Company dated as of August 1, 1955 (Registration Statement No. 2-11997 filed by Pacific Lighting Corporation on October 26, 1955, Exhibit 4.07).

4.07 Supplemental Indenture of Southern California Gas Company to American Trust Company dated as of June 1, 1956 (Registration Statement No. 2-12456 filed by Southern California Gas Company on April 23, 1956, Exhibit 2.08).

4.08 Supplemental Indenture of Southern California Gas Company to Wells Fargo Bank, National Association dated as of August 1, 1972
      (Registration Statement No. 2-59832 filed by Southern California Gas Company on September 6, 1977, Exhibit 2.19).

4.09 Supplemental Indenture of Southern California Gas Company to Wells Fargo Bank, National Association dated as of May 1, 1976
      (Registration Statement No. 2-56034 filed by Southern California Gas Company on April 14, 1976, Exhibit 2.20).

4.10 Supplemental Indenture of Southern California Gas Company to Wells Fargo Bank, National Association dated as of September 15, 1981 (Pacific Enterprises 1981 Form 10-K, Exhibit 4.25).

4.11 Supplemental Indenture of Southern California Gas Company to Manufacturers Hanover Trust Company of California, successor to Wells Fargo Bank, National Association, and Crocker National Bank as Successor Trustee dated as of May 18, 1984 (Southern California Gas Company 1984 Form 10-K, Exhibit 4.29).

4.12 Supplemental Indenture of Southern California Gas Company to Bankers Trust Company of California, N.A., successor to Wells Fargo Bank, National Association dated as of January 15, 1988 (Pacific Enterprises 1987 Form 10-K, Exhibit 4.11).

4.13 Supplemental Indenture of Southern California Gas Company to First Trust of California, National Association, successor to Bankers Trust Company of California, N.A. dated as of August 15, 1992 (Registration Statement No. 33-50826 filed by Southern California Gas Company on August 13, 1992, Exhibit 4.37).

4.14 Supplemental Indenture of Southern California Gas Company to U.S. Bank, N.A., successor to First Trust of California, N.A. dated as of October 1, 2002 (2002 Sempra Energy Form 10-K,
      Exhibit 4.17).

4.15 Specimen 7 3/4% Series Preferred Stock Certificate (Southern California Gas Company 1992 Form 10-K, Exhibit 4.15).

Exhibit 10 -- Material Contracts

Compensation
10.01 2003 Sempra Energy Executive Incentive Plan B (2003 Sempra Energy Form 10-K, Exhibit 10.10).

10.02  2003 Executive Incentive Plan (June 30, 2003 Sempra Energy
	       Form 10-Q Exhibit 10.1).

10.03 Amended 1998 Long-Term Incentive Plan (June 30, 2003 Sempra Energy Form 10-Q Exhibit 10.2).

10.04 Sempra Energy Executive Incentive Plan effective January 1, 2003 (2002 Sempra Energy Form 10-K, Exhibit 10.09).

10.05 Amended Sempra Energy Retirement Plan for Directors (2002 Sempra Energy Form 10-K, Exhibit 10.10).

10.06 Amended and Restated Sempra Energy Deferred Compensation and Excess Savings Plan (Sempra Energy September 30, 2002 Form 10-Q,
       Exhibit 10.3).

10.07 Sempra Energy Executive Security Bonus Plan effective January 1, 2001 (2001 Sempra Energy Form 10-K, Exhibit 10.08).

10.08 Form of Sempra Energy Severance Pay Agreement for Executives (2001 Sempra Energy Form 10-K, Exhibit 10.07).

10.09 Sempra Energy Deferred Compensation and Excess Savings Plan effective January 1, 2000 (Sempra Energy 2000 Form 10-K,
       Exhibit 10.07).

10.10 Sempra Energy 1998 Long Term Incentive Plan (Incorporated by reference from the Registration Statement on Form S-8 Sempra Energy Registration No. 333-56161 dated June 5, 1998, Exhibit 4.1).

10.11 Pacific Enterprises Employee Stock Ownership Plan and Trust Agreement as amended effective October 1, 1992. (Pacific
       Enterprises 1992 Form 10-K, Exhibit 10.18).

10.12 Amended and Restated Pacific Enterprises Employee Stock Option Plan (Southern California Gas Company 1996 Form 10-K, Exhibit 10.10).

Exhibit 12 -- Statement Re: Computation of Ratios

12.01 Pacific Enterprises Computation of Ratio of Earnings to Fixed Charges for the years ended December 31, 2003, 2002, 2001, 2000 and 1999.

12.02 Southern California Gas Company Computation of Ratio of Earnings to Fixed Charges for the years ended December 31, 2003, 2002, 2001, 2000 and 1999.

Exhibit 21 -- Subsidiaries

21.01  Pacific Enterprises Schedule of Subsidiaries at December 31, 2003.

21.02 Southern California Gas Company Schedule of Subsidiaries at December 31, 2003.

Exhibit 23 -- Independent Auditor's Consents, page 85.

Exhibit 31 -- Section 302 Certifications

31.1 Statement of PE's Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2 Statement of PE's Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.3 Statement of SoCalGas' Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.4 Statement of SoCalGas' Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

Exhibit 32 -- Section 906 Certifications

32.1 Statement of PE's Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350.

32.2 Statement of PE's Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350.

32.3 Statement of SoCalGas' Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350.

32.4 Statement of SoCalGas' Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350.

GLOSSARY


AFUDC                Allowance for Funds Used During Construction

BCAP                 Biennial Cost Allocation Proceeding

Bcf                  One Billion Cubic Feet (of natural gas)

CEMA                 Catastrophic Event Memorandum Act

CFTC                 Commodity Futures Trading Commission

CPUC                 California Public Utilities Commission

DSM                  Demand Side Management

EITF                 Emerging Issues Task Force

El Paso              El Paso Energy Corp.

EG                   Electric Generation

Enova                Enova Corporation

ERMG                 Energy Risk Management Group

FASB                 Financial Accounting Standards Board

FERC                 Federal Energy Regulatory Commission

Gas OIR              Natural Gas Market Order Instituting Ratemaking

GCIM                 Gas Cost Incentive Mechanism

GIR                  Gas Industry Restructuring

Global               Sempra Energy Global Enterprises

IRS                  Internal Revenue Service

IOUs                 Investor-Owned Utilities

MGP                  Manufactured-Gas Plants

mmbtu                Million British Thermal Units (of natural gas)

Moody's              Moody's Investor Services, Inc.

ORA                  Office of Ratepayer Advocates

PBR                  Performance-Based Regulation

PE                   Pacific Enterprises

PRP                  Potentially Responsible Party

RD&D                 Research Development and Demonstration

ROE                  Return on Equity

ROR                  Rate on Rate Base

S&P                  Standard & Poor's

SDG&E                San Diego Gas & Electric Company

SEC                  Securities and Exchange Commission

SFAS                 Statement of Financial Accounting Standards

SoCalGas             Southern California Gas Company

VaR                  Value at Risk